Form 10-Q
period 1996-03-31
ASSET BACKED SECURITIES CORP
filed 1996-05-03
CIK 797510

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-Q
         --------------------------------------------------------------

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                        For Quarter Ended March 31, 1996
                        Commission File Number 33-17232

                      ASSET BACKED SECURITIES CORPORATION
             (Exact name of registrant as specified in its charter)



          Delaware                                              13-3354848
- - ----------------------------                                -------------------
(State or other jurisdiction                                 (I.R.S. Employer
      of incorporation)                                     Identification No.)

Park Avenue Plaza, New York, New York                              10055
- - ---------------------------------------                         ------------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code              212-322-1811
                                                                ------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X    No
   -----    -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                          1,000 shares of common stock
                        outstanding as of April 22, 1996

                      ASSET BACKED SECURITIES CORPORATION
                                     INDEX

                                                                          Page
                                                                         Number

PART I     FINANCIAL INFORMATION

   Item    1.   Financial Statements

                Statements of Financial Condition as of March 31, 1996
                        and December 31, 1995                               3

                Statements of Operations for the Three Months Ended
                        March 31, 1996 and 1995                             4

                Statements of Cash Flows for the Three Months Ended
                        March 31, 1996 and 1995                             5

                Notes to Financial Statements                               6

   Item    2.   Management's Discussion and Analysis of Financial
                        Condition and Results of Operations                 7

PART II    OTHER INFORMATION

   Item    1.   Legal Proceedings                                           8

   Item    2.   Changes in Securities                                       8

   Item    3.   Defaults Upon Senior Securities                             8

   Item    4.   Submission of Matters to a Vote of Security Holders         8

   Item    5.   Other Information                                           8

   Item    6    Exhibits and Reports on Form 8-K                            8

SIGNATURE                                                                   9

INDEX TO EXHIBITS                                                          10

                      ASSET BACKED SECURITIES CORPORATION
                       STATEMENTS OF FINANCIAL CONDITION



                                                            March 31,      December 31,
                                                              1996             1995
                                                           -----------     ------------
                                                           (unaudited)

                                                  (in thousands, except par value and share data)

Assets:

Cash                                                          $    1          $    1
Receivable from CS First Boston Securities Corp.               1,218           1,218
                                                              ------          ------


          Total Assets                                        $1,219          $1,219
                                                              ======          ======


Liabilities and Stockholder's Equity:

Accrued expenses                                              $   --          $   --
                                                              ------          ------

          Total Liabilities                                       --              --
                                                              ------          ------


Stockholder's Equity:
Common stock and paid in capital,
  $1 par value (authorized 10,000 shares;
  1,000 issued and outstanding at
  March 31, 1996 and December 31, 1995)                        1,219           1,219
                                                              ------          ------


          Total Liabilities and Stockholder's Equity          $1,219          $1,219
                                                              ======          ======




                       See Notes to Financial Statements.

                      ASSET BACKED SECURITIES CORPORATION
                            STATEMENTS OF OPERATIONS
                                  (unaudited)


                                                             Three Months          Three Months
                                                                Ended                 Ended
                                                            March 31, 1996        March 31, 1995
                                                            --------------        --------------

                                                                       (in thousands)

Revenues:
     Commitment fee and miscellaneous income                $         --           $         --
                                                            ------------           ------------
Expenses:
     General and administrative expenses                              --                     --
                                                            ------------           ------------
                                                                      --                     --
                                                            ------------           ------------

Loss from operations before income tax                                --                     --
     benefit                                                ------------           ------------

Income tax benefit                                                    --                     --
                                                            ------------           ------------

Net loss                                                    $         --           $         --
                                                            ============           ============









                       See Notes to Financial Statements.

                      ASSET BACKED SECURITIES CORPORATION
                            STATEMENTS OF CASH FLOWS
                                  (unaudited)


                                                        Three Months          Three Months
                                                            Ended                 Ended
                                                        March 31, 1996        March 31, 1995
                                                        --------------        --------------

                                                                   (in thousands)

Cash Flows From Operating Activities:

Net loss                                                $           --        $           --

Adjustments to reconcile net loss
     to net cash provided by (used for)
     operating activities:
Decrease in receivable from CS First Boston
     Securities Corp.                                               --                    --
Increase (decrease) in accrued expenses                             --                    --
                                                        --------------        --------------
Net Cash Flows From Operating Activities                            --                    --
                                                        --------------        --------------

Net increase (decrease) in cash                                     --                    --
Cash at beginning of period                                          1                     1
                                                        --------------        --------------
Cash at end of period                                   $            1        $            1
                                                        ==============        ==============






                       See Notes to Financial Statements.

                      ASSET BACKED SECURITIES CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                                  (unaudited)


1.   Description of Business


     Asset Backed Securities Corporation (the "Company"), is a wholly owned subsidiary of Collateralized Mortgage Securities Corporation, which is a wholly owned subsidiary of CS First Boston Securities Corporation ("FBSC"). FBSC is a wholly owned subsidiary of CS First Boston, Inc., a privately owned holding company.

     The foregoing financial statements are unaudited; however, in the opinion of management, all adjustments (comprising only normal recurring accruals) necessary for a fair presentation of the financial statements have been included. A summary of the significant accounting policies is set forth in
     Note 2 to the Company's December 31, 1995 Financial Statements contained in the Company's 1995 Form 10-K.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

              The principal activities of the Company include (i) issuing and selling asset backed obligations (the "Notes") and acquiring, owning, holding and pledging automotive receivables, (ii) convey ing or transferring all or any portion of the Company's rights, title or interest in the Notes to various entities including trusts and (iii) creating, acquiring, owning and selling residual interest in such activities.

              Results of Operations

              For the three months ended March 31, 1996 and 1995, the Company had no substantive transactions.

              General and administrative expenses include management fees, professional fees and other expenses.

              Liquidity and Capital Resources

              The Company utilizes FBSC to facilitate the settlement of all cash transactions and invests all excess cash with FBSC. Such cash is available from FBSC on demand and does not earn interest.

                          PART II - OTHER INFORMATION

Item 1.           Legal Proceedings

                  None.

Item 2.           Changes in Securities

                  Not applicable.

Item 3.           Defaults Upon Senior Securities

                  Not applicable.

Item 4.           Submission of Matters to a Vote of Security Holders

                  None.

Item 5.           Other Information

                  None.

Item 6.           Exhibits and Reports on Form 8-K

                  (a) Exhibits:

                      Restated Certificate of Incorporation of Asset Backed Securities Corporation (incorporated by reference to Exhibit 3.1 of the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 19, 1987).

                      By-Laws of Asset Backed Securities Corporation (incorporated by reference to Exhibit 3.2 of the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 19, 1987).

                      Indenture, dated as of October 30, 1986, between Asset Backed Securities Corporation and State Street Bank and Trust Company, the Trustee (incorporated by reference to Exhibit 2 of the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 19, 1987).

                  (b) Reports on Form 8-K

                      None.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              Asset Backed
                                              Securities Corporation

                                              By: /s/ THOMAS M. ZINGALLI
                                                  -----------------------------
                                                  Thomas M. Zingalli
                                                  Controller and Principal
                                                  Accounting Officer
                                                  (Duly Authorized Officer and
                                                  Principal Accounting Officer)



Dated:  April 22, 1996

                               INDEX TO EXHIBITS

Exhibit
Number        Description of Exhibit                                      Page

2             Indenture, dated as of October 30, 1986, between Asset
              Backed Securities Corporation and State Street Bank and
              Trust Company, the Trustee.                                   *

3.1           Restated Certificate of Incorporation of Asset Backed
              Securities Corporation.                                       *

3.2           By-Laws of Asset Backed Securities Corporation.               *


* Incorporated by reference to the same Exhibits in the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 19, 1987.