Form 10-Q
period 1996-06-30
ASSET BACKED SECURITIES CORP
filed 1996-08-06
CIK 797510

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q
         --------------------------------------------------------------


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                         For Quarter Ended June 30, 1996
                         Commission File Number 33-17232

                       ASSET BACKED SECURITIES CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                  Delaware                                   13-3354848
 --------------------------------------------       -----------------------------------
(State or other jurisdiction of incorporation)      (I.R.S. Employer Identification No.)


Park Avenue Plaza, New York, New York                        10055
- ---------------------------------------             ---------------------------
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code        212-322-1811



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X No
   --    --

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                          1,000 shares of common stock
                         outstanding as of July 31, 1996

                                            ASSET BACKED SECURITIES CORPORATION
                                                            INDEX

                                                                                           Page
                                                                                          Number
                                                                                          ------
PART I            FINANCIAL INFORMATION

         Item     1.       Financial Statements

                           Statements of Financial Condition as of June 30, 1996
                                    and December 31, 1995                                   3

                           Statements of Operations for the Six Months Ended
                                    June 30, 1996 and 1995                                  4

                           Statements of Cash Flows for the Six Months Ended
                                    June 30, 1996 and 1995                                  5

                           Notes to Financial Statements                                    6

         Item     2.       Management's Discussion and Analysis of Financial
                                    Condition and Results of Operations                     7

PART II           OTHER INFORMATION

         Item     1.       Legal Proceedings                                                8

         Item     2.       Changes in Securities                                            8

         Item     3.       Defaults Upon Senior Securities                                  8

         Item     4.       Submission of Matters to a Vote of Security Holders              8

         Item     5.       Other Information                                                8

         Item     6        Exhibits and Reports on Form 8-K                                 8

SIGNATURE                                                                                   9

INDEX TO EXHIBITS                                                                          10

                                            ASSET BACKED SECURITIES CORPORATION
                                             STATEMENTS OF FINANCIAL CONDITION




                                                                     June 30,                    December 31,
                                                                        1996                         1995
                                                               ----------------------         -------------------
                                                                    (unaudited)
                                                                (in thousands, except par value and share data)
Assets:

Cash                                                           $          1                      $           1
Receivable from CS First Boston Securities
  Corporation                                                            18                              1,218
                                                               ------------                      -------------

          Total Assets                                         $         19                      $       1,219
                                                               ============                       ============


Liabilities and Stockholder's Equity:

Accrued expenses                                               $          -                       $          -
                                                               ------------                       ------------

                                                                          -                                  -
          Total Liabilities                                    ------------                       ------------


Stockholder's Equity:
  Common stock and paid in capital,
  $1 par value (authorized 10,000 shares;
  1,000 issued and outstanding at
  June 30, 1996 and December 31, 1995)                                   19                              1,219
                                                               ------------                       ------------

          Total Liabilities and Stockholder's Equity           $         19                       $      1,219
                                                               ============                       ============

                                             See Notes to Financial Statements.

                                        ASSET BACKED SECURITIES CORPORATION
                                             STATEMENTS OF OPERATIONS
                                                    (unaudited)


                                                           Six Months                    Six Months
                                                              Ended                         Ended
                                                          June 30, 1996                 June 30, 1995
                                                         --------------                 --------------
                                                                        (in thousands)
Revenues:
     Commitment fee and miscellaneous income             $            -                 $            -
                                                         --------------                 --------------

Expenses:
     General and administrative expenses                              -                              -
                                                         --------------                 --------------
                                                                      -                              -
                                                         --------------                 --------------

Loss from operations before income tax
  benefit                                                             -                              -
                                                         --------------                 --------------
Income tax benefit                                                    -                              -
                                                         --------------                 --------------
Net loss                                                 $            -                 $            -
                                                         ==============                 ==============



                                             See Notes to Financial Statements.

                       ASSET BACKED SECURITIES CORPORATION
                            STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                               Six Months                      Six Months
                                                                  Ended                          Ended
                                                              June 30, 1996                  June 30, 1995
                                                              -------------                  -------------
                                                                             (in thousands)
Cash Flows From Operating Activities:

Net loss                                                  $                   -            $               -
Adjustments to reconcile net loss
     to net cash  provided by (used for)
     operating activities:
Increase (decrease) in accrued expenses                                       -                            -
Decrease in receivable from CS First Boston
     Securities Corporation                                              1,200                             -
                                                          ---------------------            -----------------
Net Cash Flows Provided by Operating Activities                          1,200                             -
                                                          ----------------------           -----------------




Cash Flows From Financing Activities:

Net proceeds from (payments for):
     Dividends paid                                                    (1,200)                             -
                                                          --------------------            ------------------
Net Cash Flows Used by Financing Activities                            (1,200)                             -
                                                          --------------------            ------------------
Net increase (decrease) in cash                                              -                             -
Cash at beginning of period                                                  1                             1
                                                          --------------------            ------------------
Cash at end of period                                     $                  1            $                1
                                                          ====================            ==================


                       See Notes to Financial Statements.

                       ASSET BACKED SECURITIES CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)


1.       Description of Business
         -----------------------


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

Item 2.       Management's Discussion and Analysis of Financial Condition and
              ---------------------------------------------------------------
              Results of Operations
              ---------------------

              The principal activities of the Company include (i) issuing and selling asset backed obligations (the "Notes") and acquiring, owning, holding and pledging automotive receivables, (ii) conveying or transferring all or any portion of the Company's rights, title or interest in the Notes to various entities including trusts and (iii) creating, acquiring, owning and selling residual interest in such activities.

              Results of Operations
              ---------------------

              For the six months ended June 30, 1996 and 1995, the Company had no substantive transactions.

              General and administrative expenses include management fees, professional fees and other expenses.

              Liquidity and Capital Resources
              -------------------------------

              The Company utilizes FBSC to facilitate the settlement of all cash transactions and invests all excess cash with FBSC. Such cash is available from FBSC on demand and does not earn interest.

                           PART II - OTHER INFORMATION

Item 1.           Legal Proceedings
                  -----------------

                  None.

Item 2.           Changes in Securities
                  ---------------------

                  Not applicable.

Item 3.           Defaults Upon Senior Securities
                  -------------------------------

                  Not applicable.

Item 4.           Submission of Matters to a Vote of Security Holders
                  ---------------------------------------------------

                  None.

Item 5.           Other Information
                  -----------------

                  None.

Item 6.           Exhibits and Reports on Form 8-K
                  --------------------------------

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

                                    SIGNATURE
                                    ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           Asset Backed
                                           Securities Corporation


                                           By: /s/ THOMAS M. ZINGALLI
                                               ---------------------
                                                  Thomas M.Zingalli
                                                  Controller and Principal
                                                   Accounting Officer
                                                  (Duly Authorized Officer and
                                                  Principal Accounting Officer)





Dated:  July 31, 1996

                                INDEX TO EXHIBITS
                                -----------------

Exhibit
Number      Description of Exhibit                                                Page
- -------     ----------------------                                                ----
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

                                    Page 10