Form 10-K
period 1996-12-31
ASSET BACKED SECURITIES CORP
filed 1997-03-28
CIK 797510

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
         --------------------------------------------------------------

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     For Fiscal Year Ended December 31, 1996
                         Commission File Number 33-17232

                       ASSET BACKED SECURITIES CORPORATION
             (Exact name of registrant as specified in its charter)

                  Delaware                                          13-3354848
----------------------------------------------        -------------------------------------
(State or other jurisdiction of incorporation)        (I.R.S. Employer Identification No.)

    11 Madison Avenue, New York, New York                             10010
----------------------------------------------        -------------------------------------
  (Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code                212-322-1811
                                                      -------------------------------------

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act:

            Title of                       Number of shares outstanding
           each class                        as of December 31, 1996
           ----------                      ----------------------------
          Common Stock                                1,000
     par value $1 per share

As of March 21, 1997 none of the Registrant's Common Stock was held by non-affiliates.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

                       ASSET BACKED SECURITIES CORPORATION
                                      INDEX

                                                                                         Page
                                                                                        Number
                                                                                        ------
PART I

         Item     1.       Business                                                          3
         Item     2.       Properties                                                        5
         Item     3.       Legal Proceedings                                                 5
         Item     4.       Submission of Matters to a Vote of Security Holders               5

PART II

         Item     5.       Market for Registrant's Common Equity and Related
                               Stockholder Matters                                           6
         Item     6.       Selected Financial Data                                           6
         Item     7.       Management's Discussion and Analysis of Financial
                               Condition and Results of Operations                           6
         Item     8.       Financial Statements                                              7

PART III

         Item     9.       Changes in and Disagreements with Accountants on
                               Accounting and Financial Disclosure                          14
         Item     10.      Directors and Executive Officers of the Registrant               14
         Item     11.      Executive Compensation                                           14
         Item     12.      Security Ownership of Certain Beneficial Owners
                               and Management                                               14
         Item     13.      Certain Relationships and Related Transactions                   14

PART IV

         Item     14.      Exhibits, Financial Statement Schedules, and Reports
                               on Form 8-K                                                  15

SIGNATURES                                                                                  16
INDEX TO EXHIBITS                                                                           17
CONSENT OF INDEPENDENT AUDITORS                                                             18

PART I

Item 1.       Business

              Asset Backed Securities Corporation (the "Company") is a wholly owned subsidiary of Collateralized Mortgage Securities Corporation, which is a wholly owned subsidiary of Credit Suisse First Boston Management Corporation (formerly CS First Boston Securities Corporation ("FBSC"), which is a wholly owned subsidiary of Credit Suisse First Boston, Inc., (formerly CS First Boston, Inc.), a privately owned holding company.

              The Company was organized on May 20, 1986, as a Delaware corporation with an initial capitalization of $1,000. The Company was organized to issue notes collateralized by receivables from (i) retail automotive installment sale contracts, loans or leases, (ii) consumer or commercial loans or leases, (iii) residential or commercial mortgages or leases, (iv) pass-through certificates evidencing fractional undivided ownership interests in trust(s) or pool(s) of receivables, or (v) any combination thereof.

              Prior to October 30, 1986, the Company had not commenced operations except for the conduct of organizational matters. On October 30, 1986 and December 15, 1986, the company sold $4,000,000,000 and $180,226,000, aggregate principal amounts, of Asset Backed Obligations, Series 1 and Series 2 (the "Series 1 and Series 2 Notes"), respectively. Each of the Series 1 and Series 2 Notes was separately collateralized by pools of retail automotive installment sale contracts (the "Series 1 and Series 2 Receivables") purchased from General Motors Acceptance Corporation ("GMAC"). The Series 1 and Series 2 Receivables were secured by new automobiles and light trucks and were serviced by GMAC. The Company purchased such Series 1 and Series 2 Receivables from GMAC and FBSC simultaneously with the issuance of Series 1 and Series 2 Notes, respectively.

              On January 29, 1987, the Company transferred all of its right, title and interest to its assets that were pledged to secure the payment of the Series 1 and Series 2 Notes to FBC Asset Securities Trust 1 ("Trust 1"), a trust formed under the laws of the State of Delaware pursuant to a trust agreement (the "Trust 1 Agreement") dated as of January 29, 1987, between the Company and Wilmington Trust Company, as Owner Trustee (the "Owner Trustee"). Such assets and related liabilities consisted of the Series 1 and Series 2 Receivables, accrued interest receivable, trustee collection accounts, deferred debt issuance costs, GMAC's limited guarantees of payments under the Series 1 and Series 2 Receivables, letters of credit supporting payments under the Series 1 and Series 2 Receivables up to a limited amount, the guaranteed investment contracts, the Series 1 and Series 2 Notes and accrued interest payable. In accordance with the Trust Agreement, the Owner Trustee issued to the Company trust certificates ("Trust 1 Certificates") representing 100% undivided beneficial interest in Trust 1. On January 30, 1987, and February 12, 1987, the Company sold its beneficial interest in Trust 1 through private placements.

              On July 14, 1987, the Company sold $25,675,000, aggregate principal amount, of Asset Backed Obligations, Series 3 (the "Series 3 Notes"). The Series 3 Notes were collateralized by a pool of retail automotive installment sale contracts (the "Series 3 Receivables") purchased from General Electric Credit Corporation ("GECC"). The Series 3 Receivables were secured by new and used automobiles and light trucks and were serviced by GECC. The Company purchased such Series 3 Receivables from GECC simultaneously with the issuance of the Series 3 Notes.

              On August 13, 1987, the Company sold $1,410,840,000, aggregate principal amount, of Asset Backed Obligations, Series 4 (the "Series 4 Notes"). The Series 4 Notes were collateralized by two pools of retail automotive installment sale contracts (the "Series 4 Receivables") purchased from GMAC. The Series 4 Receivables were secured by new automobiles and light trucks and were serviced by GMAC. The Company purchased such Series 4 Receivables from GMAC simultaneously with the issuance of the Series 4 Notes.

              On October 27, 1987, the Company sold $142,675,000, aggregate principal amount, of Asset Backed Obligations, Series 5 (the "Series 5 Notes"). The Series 5 Notes were collateralized by three pools of retail automotive installment sale contracts (the "Series 5 Receivables") purchased from GMAC. The Series 5 Receivables were secured by new automobiles and light trucks and are serviced by GMAC. The Company purchased such Series 5 Receivables from FBSC simultaneously with the issuance of the Series 5 Notes.

              On December 3, 1987, the Company sold $124,535,000, aggregate principal amount, of Asset Backed Obligations, Series 6 (the "Series 6 Notes"). The Series 6 Notes were collateralized by two pools of retail automotive installment sale contracts (the "Series 6 Receivables") purchased from BMW Credit Corporation (BMWCC"). The Series 6 Receivables were secured by new and used automobiles and were serviced by BMWCC. The Company purchased such Series 6 Receivables from BMWCC simultaneously with the issuance of the Series 6 Notes.

              Between October 14, 1987 and January 12, 1988, the Company deposited all of its assets that were pledged to secure the payment of the Company's Asset Backed Obligations, Series 3 through Series 6 into Asset Securities Trust 2 ("Trust 2"). Trust 2 was formed under the laws of the State of Delaware pursuant to a trust agreement (the "Trust 2 Agreement") dated as of October 14, 1987, as amended and restated on November 13, 1987, January 12, 1988, and January 19, 1988, between the Company and Wilmington Trust Company, as Trustee (the "Owner Trustee"). Such assets and related liabilities consisted of the Series 3 through Series 6 Receivables, accrued interest receivable, trustee collection accounts, deferred debt issuance costs, limited guarantees of payments under the Series 3 through Series 6 Receivables up to a limited amount, the guaranteed investment contracts, the Series 3 through Series 6 Notes and accrued interest payable.

              In accordance with the Trust 2 Agreement, the Owner Trustee issued to the Company trust certificates (the "Trust 2 Certificates") representing a 100% undivided beneficial interest in Trust 2. On January 21, 1988, the Company, through private placements, sold 100% of its beneficial interest in Trust 2.

              Trust 1 and 2 had assumed all of the Company's duties and obligations under the indentures relating to the Notes, including the obligation to pay the outstanding principal of and interest on the Asset Backed Obligations, Series 1, Series 2, Series 3, Series 4, Series 5 and Series 6 Notes.

              On December 15, 1990, FBC Asset Securities Trust 1 distributed the final payment to its bondholders and beneficial interest owners.

              On November 15, 1992, Asset Securities Trust 2 distributed the final payment to its bondholders and beneficial interest owners.

              On April 17, 1990, the Company sold $609,280,000, aggregate principal amount, of Asset Backed Obligations, Series 7 (the "Series 7 Notes"). The Series 7 Notes are collateralized by a pool of retail automotive installment sale contracts (the "Series 7 Receivables") purchased from Chrysler Financial Corporation. The Series 7 Receivables were secured by new and used automobiles, light trucks and minivans and are serviced by Chrysler Credit Corporation. The Company purchased such Series 7 Receivables from Chrysler Financial Corporation and FBSC simultaneously with the issuance of the Series 7 Notes.

Item 2.       Properties

              The Company neither owns or leases any physical properties.

Item 3.       Legal Proceedings

              The Company is not a party to any material actual or pending legal proceedings.

Item 4.       Submission of Matters to a Vote of Security Holders

              There were no matters submitted to a vote of security holders during the year ended December 31, 1996.

PART II

Item 5.       Market for Registrant's Common Equity and Related Stockholder
              Matters

              As of March 21, 1997 all outstanding shares of the Company's common stock are owned indirectly by Credit Suisse First Boston, Inc. and are not traded in any stock exchange or in the over-the-counter market.

Item 6.       Selected Financial Data

              Selected financial data is omitted because the information is included in the financial statements or notes thereto.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

              Results of Operations

              General and administrative expenses include management fees, professional fees and other expenses.

              For the years ended December 31, 1996, 1995 and 1994 the Company did not issue any series of notes or purchase any receivables.

              Liquidity and Capital Resources

              The Company utilizes FBSC to facilitate the settlement of all cash transactions and maintains all excess cash with FBSC. Such cash is available from FBSC on demand and does not earn interest. Automobile receivables and funds held in the Trustee collection accounts are held as collateral for payment of the asset backed obligations.

Item 8.       Financial Statements

     INDEX TO FINANCIAL STATEMENTS                                       Page

              Independent Auditors' Report                                 8

              Balance Sheets as of December 31, 1996 and 1995              9

              Statements of Operations for the Years Ended
                    December 31, 1996, 1995 and 1994                      10

              Statements of Changes in Stockholder's Equity for the
                    Years Ended December 31, 1996, 1995 and 1994          10

              Statements of Cash Flows for the Years Ended
                    December 31, 1996, 1995 and 1994                      11

              Notes to Financial Statements                               12

              Financial Statement Schedules are omitted because they are not required, inapplicable, or the information is included in the financial statements or notes thereto.

                          Independent Auditors' Report

The Board of Directors
Asset Backed Securities Corporation:

We have audited the accompanying balance sheets of Asset Backed Securities Corporation as of December 31, 1996 and 1995, and the related statements of operations, changes in stockholder's equity, and cash flows for each of the years in the three year period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Asset Backed Securities Corporation as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 1996, in conformity with generally accepted accounting principles.

KPMG Peat Marwick LLP




March 21, 1997

                       ASSET BACKED SECURITIES CORPORATION
                                 BALANCE SHEETS


                                                                          December 31,
                                                                   1996                1995
                                                                ----------          -----------
                                                       (In thousands, except par value and share data)
Assets:

Cash                                                            $       1           $        1
Receivable from Credit Suisse First Boston
     Management Corporation                                            18                1,218
                                                                ----------          -----------

          Total Assets                                          $      19           $    1,219
                                                                ==========          ===========

Liabilities and Stockholder's Equity:

Accrued expenses                                                $       -           $        -
                                                                ----------          -----------

          Total Liabilities                                             -                    -
                                                                ----------          -----------

Stockholder's Equity:
          Common stock and paid in capital,
          $1 par value (authorized 10,000
          shares; 1,000 issued and outstanding)                         19                1,219
                                                                ----------          -----------


          Total Liabilities and Stockholder's Equity            $       19          $     1,219
                                                                ==========          ===========


                       See Notes to Financial Statements.

                       ASSET BACKED SECURITIES CORPORATION
                            STATEMENTS OF OPERATIONS

                                                                For the Year Ended December 31,
                                                              1996           1995           1994
                                                            ----------     ----------     ----------
                                                                        (in thousands)
Revenues:
     Commitment fee and miscellaneous income                $       -      $       -      $       -
                                                            ----------     ----------     ----------

                                                                    -              -              -
                                                            ----------     ----------     ----------

Expenses:
     General and administrative expenses                            -              -              -
                                                            ----------     ----------     ----------


                                                                    -              -              -
                                                            ----------     ----------     ----------

Loss from operations before income tax                              -              -              -

Income tax                                                          -              -              -
                                                            ----------     ----------     ----------


Net loss                                                    $       -      $       -      $       -
                                                            ==========     ==========     ==========


                       ASSET BACKED SECURITIES CORPORATION
                  STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY


                                           For the Year Ended December 31,
                                         1996           1995           1994
                                       ----------     ----------     ---------
                                                   (in thousands)

Net Loss                               $       -      $       -      $       -
                                       ----------     ----------     ----------
                                               -              -              -
Balance at beginning of year               1,219          1,219          1,219
Dividends paid                           ( 1,200)             -              -
                                       ----------     ----------     ----------
Balance at end of year                 $      19      $   1,219      $   1,219
                                       ==========     ==========     ==========




                       See Notes to Financial Statements.

                       ASSET BACKED SECURITIES CORPORATION
                            STATEMENTS OF CASH FLOWS

                                                                   For the Year Ended December 31,
                                                               1996             1995              1994
                                                            -----------      -----------       -----------
                                                                            (in thousands)
Cash Flows from Operating Activities:

     Net loss                                               $        -       $         -       $         -
     Adjustments to reconcile net loss
          to cash provided by (used for)
          operating activities:
     (Increase) decrease in:
          Receivable from Credit Suisse First Boston
             Management Corporation                              1,200              (430)               46
     Increase (decrease) in:
          Accrued expenses                                           -                -                (46)
                                                            ------------     ------------      ------------

     Net Cash Provided by
           (Used for)  Operating Activities                      1,200              (430)                -
                                                            ------------     ------------      ------------



Cash Flows from Financing Activities:
     Net proceeds from (payments for):
          Deferred debt issuance costs                               -               430                 -
          Dividends paid                                        (1,200)               -                  -
                                                            ------------     ------------      ------------

     Net Cash Provided by (Used for)
          Financing Activities                                  (1,200)              430                 -
                                                            ------------     ------------      ------------


     Net change in cash                                              -                -                  -

     Cash at beginning of year                                       1                1                  1
                                                            ------------     ------------      ------------

     Cash at end of year                                    $        1       $        1        $         1
                                                            ============     ============      ============

                       See Notes to Financial Statements.

                       ASSET BACKED SECURITIES CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

1.       Description of Business

         Asset Backed Securities Corporation (the "Company") is a wholly owned subsidiary of Collateralized Mortgage Securities Corporation, which is a wholly owned subsidiary of Credit Suisse First Boston Management Corporation (formerly CS First Boston Securities Corporation) ("FBSC"). FBSC is a wholly owned subsidiary of Credit Suisse First Boston, Inc., (formerly CS First Boston, Inc.), a privately owned holding company.

         The Company was organized on May 20, 1986, as a Delaware corporation with an initial capitalization of $1,000. The Company was organized to issue notes collateralized by receivables from (i) retail automotive installment sale contracts, loans or leases, (ii) consumer or commercial loans or leases, (iii) residential or commercial mortgages or leases, (iv) pass-through certificates evidencing fractional undivided ownership interests in trust(s) or pool(s) of receivables, or (v) any combination thereof.

         From October 30, 1986 through December 3, 1987, the Company sold through various series $5,883,951,000 aggregate principal amount, of Asset Backed Obligations (the "Series Notes"). The Series Notes were collateralized by pools of retail automotive installment sale contracts (the "Receivables") purchased directly from certain finance companies. The Receivables were secured, in certain of the Series Notes, by new automobiles, light trucks and minivans or in certain other Series Notes by new or used automobiles. The Company purchased the respective Receivables directly from the finance companies and FBSC simultaneously with the issuance of the respective Series Notes.

         During the period January 29, 1987 through January 12, 1988, the Company deposited all of its assets that were pledged to secure the payment of the Series Notes into various Trusts. The Trusts were formed under the laws of the State of Delaware pursuant to trust agreements between the Company and Wilmington Trust Company, as owner trustee. Such assets and related liabilities consisted of the Receivables, accrued interest receivables, trustee collection accounts, deferred debt issuance costs, and limited guarantees of payments under the Series Notes, the guaranteed investment contracts, the Series Notes and accrued interest payable. The Company has sold, through private transactions, the entire beneficial interests in such Trusts.

                       ASSET BACKED SECURITIES CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

1.       Description of business (continued)

         On December 15, 1990, FBC Asset Securities Trust 1 distributed the final payment to its bondholders and beneficial interest owners.

         On November 15, 1992, Asset Securities Trust 2 distributed the final payment to its bondholders and beneficial interest owners.

         On April 17, 1990, the Company sold $609,280,000 aggregate principal amount of, Asset Backed Obligations (the "Series 7 Notes"). The Series 7 Notes are secured by a pool of retail automotive installment sale contracts (the "Receivables"). The issuance has been accounted for as a sale of the Receivables; accordingly, the Series 7 Notes and the related Receivables do not appear on the Company's balance sheets.

2.       Summary of significant accounting policies

         Deferred debt issuance costs are allocated to the specific Series to which the expense relates on the date of issuance and are included in the cost of investment in residual interests upon sale.

         The Company utilizes FBSC to facilitate the settlement of all cash transactions and invests all excess cash with FBSC. Such cash is available from FBSC on demand and does not earn interest. All gains and losses are recognized by FBSC on each transaction.

         Gains on the sale of beneficial interests in the Trusts are based on the excess of the net proceeds on the sale of the Series Notes and the residuals over the Company's investment in the Receivables. The amount of sales proceeds is determined by FBSC based on the current market conditions, and in no event is such amount less than the Company's investment.

         The Company is included in the consolidated Federal and combined state and local income tax returns of Credit Suisse First Boston, Inc. The amount of income tax expense is computed on a separate company basis and allocated by Credit Suisse First Boston, Inc. to FBSC on behalf of the Company.

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

PART III

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

              None.

Item 10.      Directors and Executive Officers of the Registrant

              The directors and executive officers of the Company are as follows:

      Name                       Age                      Title                     Date Elected
      ----                       ---                      -----                     ------------
William S. Pitofsky               37      President, Chief Executive Officer
                                               and Director                           09/24/93
Carlos Onis                       42      Vice President                              07/16/90
Thomas A. DeGennaro               42      Director of Taxes                           07/16/90
Rhonda G. Matty                   38      Assistant Secretary                         08/24/94
Diane Manno                       38      Treasurer                                   09/13/96
Thomas M. Zingalli                38      Controller and Principal
                                               Accounting Officer                     08/05/94

Item 11.      Executive Compensation

              No compensation was paid by the Company to persons who were directors, officers or employees of the Company.

Item 12.      Security Ownership of Certain Beneficial Owners and Management

              Not applicable.

Item 13.      Certain Relationships and Related Transactions

              Not applicable.

PART IV

Item 14.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K

              (a) The following documents are filed as part of this report:

                  (1) Financial Statements:

                      The Financial Statements and Notes to Financial Statements, appear on pages 9 through 13. The Report of Independent Auditors, KPMG Peat Marwick LLP, pertaining to the 1996, 1995 and 1994 financial statements appears on page 8.

                  (2) Financial Statement Schedules:

                      Financial Statement Schedules are omitted because they are either not required, inapplicable, or the information is included in the financial statements or notes thereto.

                  (3) Exhibits:

                      Restated Certificate of Incorporation of Asset Backed Securities Corporation (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K dated March 19, 1987).

                      By-Laws of Asset Backed Securities Corporation (incorporated by reference to Exhibit 3.2 of the Current Report on Form 8-K dated March 19, 1987).

                      Indenture, dated as of October 30, 1986, between Asset Backed Securities Corporation and State Street Bank and Trust Company, the Trustee (incorporated by reference to Exhibit 2 of the Current Report on Form 8-K dated March 19, 1987).

              (b) Reports on Form 8-K

None.

              (c) Exhibits filed as part of this report are included in Item 14(a)(3) above.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 21st day of March, 1997.



By:  WILLIAM S. PITOFSKY
     ---------------------
     William S. Pitofsky
     President, Chief Executive
     Officer and Director


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 21, 1997.


By:   CARLOS ONIS                           By:   RHONDA G. MATTY
      --------------------                        ----------------------
      Carlos Onis                                 Rhonda G. Matty
      Vice President                              Assistant Secretary



By:   DIANE MANNO                           By:   THOMAS M. ZINGALLI
      --------------------                        ----------------------
      Diane Manno                                 Thomas M. Zingalli
      Treasurer                                   Controller and Principal
                                                  Accounting Officer


By:   THOMAS A. DEGENNARO
      --------------------
      Thomas A. DeGennaro
      Director of Taxes

                                INDEX TO EXHIBITS

Exhibit
Number                        Description of Exhibits                Page
-------                       -----------------------                ----
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

                         Consent of Independent Auditors

The Board of Directors
Asset Backed Securities Corporation:

We consent to incorporation by reference in the registration statement No. 33-17232 on Form S-3 of Asset Backed Securities Corporation of our report dated March 21, 1997 relating to the balance sheets of Asset Backed Securities Corporation as of December 31, 1996 and 1995, and the related statements of operations, changes in stockholder's equity, and cash flows for each of the years in the three year period ended December 31, 1996, which report appears in the December 31, 1996 report on Form 10-K of Asset Backed Securities Corporation.

KPMG Peat Marwick LLP




March 21, 1997