Form 10-Q
period 1997-03-31
ASSET BACKED SECURITIES CORP
filed 1997-05-15
CIK 797510

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549




                                    Form 10-Q
                      -------------------------------------

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                        For Quarter Ended March 31, 1997
                         Commission File Number 33-17232


                       ASSET BACKED SECURITIES CORPORATION
              ------------------------------------------------------
            (Exact name of registrant as specified in its charter)



                    Delaware                                      13-3354848
----------------------------------------------                 ----------------
(State or other jurisdiction of incorporation)                 (I.R.S. Employer
                                                             Identification No.)



11 Madison Avenue, New York, New York                                10010
----------------------------------------------                 ----------------
(Address of principal executive offices)                           (Zip Code)

Registrant's telephone number, including area code                212-322-1811
                                                                  ------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _ X_ No ____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                          1,000 shares of common stock
                          outstanding as of May 1, 1997

                       ASSET BACKED SECURITIES CORPORATION
                       -----------------------------------
                                      INDEX
                                      -----


                                                                            Page
                                                                          Number
                                                                          ------
PART I         FINANCIAL INFORMATION

       Item    1.  Financial Statements

                   Statements of Financial Condition as of  March 31, 1997
                                and December 31, 1996                          3

                   Statements of Operations for the Three Months Ended
                                March 31, 1997 and 1996                        4

                   Statements of Cash Flows for the Three Months Ended
                                March 31, 1997 and 1996                        5

                   Notes to Financial Statements                               6

       Item    2.  Management's Discussion and Analysis of Financial
                                Condition and Results of Operations            7

PART II        OTHER INFORMATION

       Item    1.  Legal Proceedings                                           8

       Item    2.  Changes in Securities                                       8

       Item    3.  Defaults Upon Senior Securities                             8

       Item    4.  Submission of Matters to a Vote of Security Holders         8

       Item    5.  Other Information                                           8

       Item    6.  Exhibits and Reports on Form 8-K                            8

SIGNATURE                                                                      9

INDEX TO EXHIBITS                                                             10

                       ASSET BACKED SECURITIES CORPORATION
                       -----------------------------------
                        STATEMENTS OF FINANCIAL CONDITION
                        ---------------------------------




                                                         March 31,  December 31,
                                                           1997         1996
                                                       -----------  ------------
                                                       (unaudited)
                                                       (in thousands, except par
                                                          value and share data)

Assets:

Cash                                                      $    1       $    1
Receivable from Credit Suisse First
  Boston Management Corporation                               18           18
                                                          ------       ------


          Total Assets                                    $   19       $   19
                                                          ======       ======


Liabilities and Stockholder's Equity:

Accrued expenses                                          $ --         $ --
                                                          ------       ------

          Total Liabilities                                 --           --
                                                          ------       ------

Stockholder's Equity:

Common stock and paid in capital,
$1 par value (authorized 10,000 shares;
1,000 issued and outstanding at
March 31, 1997 and December 31,1996)                          19           19
                                                          ------       ------

          Total Liabilities and Stockholder's Equity      $   19       $   19
                                                          ======       ======


                       See Notes to Financial Statements.

                       ASSET BACKED SECURITIES CORPORATION
                       -----------------------------------
                            STATEMENTS OF OPERATIONS
                            ------------------------
                                   (unaudited)

                                                 Three Months     Three Months
                                                     Ended           Ended
                                                March 31, 1997    March 31, 1996
                                                --------------    --------------
                                                        (in thousands)


Revenues:
     Commitment fee and miscellaneous income         $   --          $   --
                                                     ------          ------
                                                         --              --
                                                     ------          ------
Expenses:
     General and administrative expenses                 --              --
                                                     ------          ------
                                                         --              --
                                                     ------          ------

Loss from operations before income tax
     benefit                                             --              --
                                                     ------          ------
Income tax benefit                                       --              --
                                                     ------          ------

Net loss                                             $   --          $   --
                                                     ======          ======



                       See Notes to Financial Statements.

                       ASSET BACKED SECURITIES CORPORATION
                       -----------------------------------
                            STATEMENTS OF CASH FLOWS
                            ------------------------
                                   (unaudited)


                                                 Three Months     Three Months
                                                     Ended           Ended
                                                March 31, 1997    March 31, 1996
                                                --------------    --------------
                                                        (in thousands)


Cash Flows From Operating Activities:

Net loss                                            $   --           $   --
Adjustments to reconcile net loss
     to net cash provided by (used for)
     operating activities:
Increase (decrease) in accrued expenses                 --               --
Decrease in receivable from Credit Suisse First
     Boston Management Corporation                      --               --
                                                    ------           ------
Net Cash Provided by Operating Activities               --               --
                                                    ------           ------


Cash Flows From Financing Activities:

Net proceeds from (payments for):
     Dividends paid                                     --               --
                                                    ------           ------
Net Cash Used for Financing Activities                  --               --
                                                    ------           ------
Net increase (decrease) in cash                         --               --
Cash at beginning of period                              1                1
                                                    ------           ------
Cash at end of period                               $    1           $    1
                                                    ======           ======



                        See Notes to Financial Statements

                       ASSET BACKED SECURITIES CORPORATION
                       -----------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                   (unaudited)

1.    Description of Business
      -----------------------


     Asset Backed Securities Corporation (the "Company"), is a wholly owned subsidiary of Collateralized Mortgage Securities Corporation, which is a wholly owned subsidiary of Credit Suisse First Boston Management Corporation ("FBSC"). FBSC is a wholly owned subsidiary of Credit Suisse First Boston Inc., a privately owned holding company.

     The foregoing financial statements are unaudited; however, in the opinion of management, all adjustments (comprising only normal recurring accruals) necessary for a fair presentation of the financial statements have been included. A summary of the significant accounting policies is set forth in
     Note 2 to the Company's December 31, 1996 Financial Statements contained in the Company's 1996 Form 10-K.

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

             Results of Operations
             ---------------------

             For the three months ended March 31, 1997 and 1996, the Company had no substantive transactions.

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

                           PART II - OTHER INFORMATION
                           ---------------------------

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

                  (a) Exhibits:
                      ---------

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


                  (b) Reports on Form 8-K
                      -------------------

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


Dated:  May 1, 1997

                                INDEX TO EXHIBITS
                                -----------------

Exhibit
Number     Description of Exhibit                                           Page
------     ----------------------                                           ----

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