Form 10-Q
period 1997-06-30
ASSET BACKED SECURITIES CORP
filed 1997-08-13
CIK 797510

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549




                                    FORM 10-Q
                      -------------------------------------

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                         For Quarter Ended June 30, 1997
                         Commission File Number 33-17232


                       ASSET BACKED SECURITIES CORPORATION
                       -----------------------------------
             (Exact name of registrant as specified in its charter)



                    Delaware                                                   13-3354848
----------------------------------------------                    ------------------------------------
(State or other jurisdiction of incorporation)                    (I.R.S. Employer Identification No.)

11 Madison Avenue, New York, New York                         10010
----------------------------------------                    -----------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code          212-325-1811
                                                            ------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                          1,000 shares of common stock
                        outstanding as of August 8, 1997

                       ASSET BACKED SECURITIES CORPORATION
                                      INDEX


                                                                                  Page
                                                                                 Number
PART I            FINANCIAL INFORMATION                                          ------

         Item     1.  Financial Statements

                      Statements of Financial Condition as of  June 30, 1997
                                   and December 31, 1996                            3

                      Statements of Operations for the Six Months Ended
                                   June 30, 1997 and 1996                           4

                      Statements of Cash Flows for the Six Months Ended
                                   June 30, 1997 and 1996                           5

                      Notes to Financial Statements                                 6

         Item     2.  Management's Discussion and Analysis of Financial
                                   Condition and Results of Operations              7

PART II           OTHER INFORMATION

         Item     1.  Legal Proceedings                                             8

         Item     2.  Changes in Securities                                         8

         Item     3.  Defaults Upon Senior Securities                               8

         Item     4.  Submission of Matters to a Vote of Security Holders           8

         Item     5.  Other Information                                             8

         Item     6.  Exhibits and Reports on Form 8-K                              8

SIGNATURE                                                                           9

INDEX TO EXHIBITS                                                                  10

                      ASSET BACKED SECURITIES CORPORATION
                        STATEMENTS OF FINANCIAL CONDITION




                                                             June 30,                  December 31,
                                                               1997                       1996
                                                           -----------                 -------------
                                                            (unaudited)
                                                           (in thousands, except par value and share data)

Assets:

Cash                                                        $          1             $          1
Receivable from Credit Suisse First Boston Management
  Corporation                                                         18                       18
                                                             -----------              -----------


             Total Assets                                   $         19             $         19
                                                             ===========              ===========


Liabilities and Stockholder's Equity:

Accrued expenses                                            $          -             $          -
                                                             -----------              -----------

             Total Liabilities                                         -                        -
                                                             -----------              -----------

Stockholder's Equity:

Common stock and paid in capital,
$1 par value (authorized 10,000 shares; 1,000
issued and outstanding at
June 30, 1997 and December 31,1996)                                   19                       19
                                                             -----------              -----------

             Total Liabilities and Stockholder's Equity     $         19             $         19
                                                             ===========              ===========


                       See Notes to Financial Statements.

                      ASSET BACKED SECURITIES CORPORATION
                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                        Six Months                  Six Months
                                                                          Ended                        Ended
                                                                      June 30, 1997                June 30, 1996
                                                                   ---------------------      ------------------------
                                                                                     (in thousands)

Revenues:
     Commitment fee and miscellaneous income                     $                    -     $                       -
                                                                   ---------------------      ------------------------
                                                                                      -                             -
                                                                   ---------------------      ------------------------
Expenses:
     General and administrative expenses                                              -                             -
                                                                   ---------------------      ------------------------
                                                                                      -                             -
                                                                   ---------------------      ------------------------

Loss from operations before income tax
     benefit                                                                          -                             -
                                                                   ---------------------      ------------------------
Income tax benefit                                                                    -                             -
                                                                   ---------------------      ------------------------

Net loss                                                         $                    -     $                       -
                                                                   =====================      ========================


                       See Notes to Financial Statements.

                      ASSET BACKED SECURITIES CORPORATION
                            STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                                   Six Months                    Six Months
                                                                      Ended                         Ended
                                                                  June 30, 1997                 June 30, 1996
                                                            --------------------------     ------------------------
                                                                                (in thousands)

Cash Flows From Operating Activities:

Net loss                                                     $                      -    $                       -
Adjustments to reconcile net loss
     to net cash provided by (used for)
     operating activities:
Increase (decrease) in accrued expenses                                             -                            -
Decrease in receivable from Credit Suisse First Boston
     Management Corporation                                                         -                        1,200
                                                               -----------------------     ------------------------
Net Cash Provided by Operating Activities                                           -                        1,200
                                                               -----------------------     ------------------------


Cash Flows From Financing Activities:

Net proceeds from (payments for):
     Dividends paid                                                                 -                       (1,200)
                                                               -----------------------     ------------------------
Net Cash Used for Financing Activities                                              -                       (1,200)
                                                               -----------------------     ------------------------
Net increase (decrease) in cash                                                     -                            -
Cash at beginning of period                                                         1                            1
                                                               -----------------------     ------------------------
Cash at end of period                                        $                      1    $                       1
                                                               =======================     ========================


                        See Notes to Financial Statements

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

     The foregoing financial statements are unaudited; however, in the opinion of management, all adjustments (comprising only normal recurring accruals) necessary for a fair presentation of the financial statements have been included. A summary of the significant accounting policies is forth in Note 2 to the Company's December 31, 1996 Financial Statements contained in the Company's 1996 Form 10-K.

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

             Results of Operations

             For the six months ended June 30, 1997 and 1996, the Company had no substantive transactions.

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



                                       Asset Backed
                                       Securities Corporation



                                        By:        THOMAS M. ZINGALLI
                                             --------------------------------
                                                   Thomas M. Zingalli
                                                Controller and Principal
                                                    Accounting Officer
                                              (Duly Authorized Officer and
                                               Principal Accounting Officer)


Dated:  August 8, 1997

                                INDEX TO EXHIBITS

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