Form 10-Q
period 1997-09-30
ASSET BACKED SECURITIES CORP
filed 1997-11-14
CIK 797510

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549




                                    FORM 10-Q

             ------------------------------------------------------

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                      For Quarter Ended September 30, 1997
                         Commission File Number 33-17232


                       ASSET BACKED SECURITIES CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



                Delaware                                         13-3354848
----------------------------------------------               -------------------
(State or other jurisdiction of incorporation)                (I.R.S. Employer
                                                             Identification No.)

11 Madison Avenue, New York, New York                              10010
----------------------------------------------               -------------------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code             212-325-1811
                                                             -------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                          1,000 shares of common stock
                       outstanding as of November 12, 1997

                       ASSET BACKED SECURITIES CORPORATION
                       -----------------------------------
                                      INDEX
                                      -----


                                                                           Page
                                                                          Number
                                                                          ------
PART I            FINANCIAL INFORMATION

         Item     1.  Financial Statements

                      Statements of Financial Condition as of
                                   September 30, 1997 and
                                   December 31, 1996                           3

                      Statements of Operations for the Nine Months Ended
                                   September 30, 1997 and 1996                 4

                      Statements of Cash Flows for the Nine Months Ended
                                   September 30, 1997 and 1996                 5

                      Notes to Financial Statements                            6

         Item     2.  Management's Discussion and Analysis of Financial
                                   Condition and Results of Operations         7

PART II           OTHER INFORMATION

         Item     1.  Legal Proceedings                                        8

         Item     2.  Changes in Securities                                    8

         Item     3.  Defaults Upon Senior Securities                          8

         Item     4.  Submission of Matters to a Vote of Security Holders      8

         Item     5.  Other Information                                        8

         Item     6.  Exhibits and Reports on Form 8-K                         8

SIGNATURE                                                                      9

INDEX TO EXHIBITS                                                             10

                       ASSET BACKED SECURITIES CORPORATION
                       -----------------------------------
                        STATEMENTS OF FINANCIAL CONDITION
                        ---------------------------------




                                                September 30,      December 31,
                                                -------------      ------------
                                                   1997               1996
                                                -------------      ------------
                                                 (unaudited)
                                                     (in thousands, except
                                                    par value and share data)

Assets:

Cash                                                    $   1              $   1
Receivable from Credit Suisse First Boston
  Management Corporation                                   18                 18
                                                        -----              -----


         Total Assets                                   $  19              $  19
                                                        =====              =====


Liabilities and Stockholder's Equity:

Accrued expenses                                        $  --              $  --
                                                        -----              -----

         Total Liabilities                                 --                 --
                                                        -----              -----

Stockholder's Equity:

Common stock and paid in capital,
$1 par value (authorized 10,000 shares;
1,000 issued and outstanding at
September 30, 1997 and December 31,1996)                   19                 19
                                                        -----              -----

         Total Liabilities and Stockholder's Equity     $  19              $  19
                                                        =====              =====


                       See Notes to Financial Statements.

                       ASSET BACKED SECURITIES CORPORATION
                       -----------------------------------
                            STATEMENTS OF OPERATIONS
                            ------------------------
                                   (unaudited)

                                                 Nine Months       Nine Months
                                                    Ended             Ended
                                                 September 30,     September 30,
                                                    1997              1996
                                                 -------------     -------------
                                                         (in thousands)

Revenues:
     Commitment fee and miscellaneous income            $  --              $  --
                                                        -----              -----
                                                           --                 --
                                                        -----              -----
Expenses:
     General and administrative expenses                   --                 --
                                                        -----              -----
                                                           --                 --
                                                        -----              -----

Loss from operations before income tax
     benefit                                               --                 --
                                                        -----              -----
Income tax benefit                                         --                 --
                                                        -----              -----

Net loss                                                $  --              $  --
                                                        =====              =====


                       See Notes to Financial Statements.

                       ASSET BACKED SECURITIES CORPORATION
                       -----------------------------------
                            STATEMENTS OF CASH FLOWS
                            ------------------------
                                   (unaudited)


                                                 Nine Months       Nine Months
                                                    Ended             Ended
                                                 September 30,     September 30,
                                                    1997              1996
                                                 -------------     -------------
                                                         (in thousands)


Cash Flows From Operating Activities:

Net loss                                               $   --            $   --
Adjustments to reconcile net loss
     to net cash provided by (used for)
     operating activities:
Decrease in receivable from Credit Suisse
     First Boston Management Corporation                   --             1,200
                                                       ------            ------
Net Cash Provided by Operating Activities                  --             1,200
                                                       ------            ------


Cash Flows From Financing Activities:

Net proceeds from (payments for):
     Dividends paid                                        --            (1,200)
                                                       ------            ------
Net Cash Used for Financing Activities                     --            (1,200)
                                                       ------            ------
Net increase (decrease) in cash                            --                --
Cash at beginning of period                                 1                 1
                                                       ------            ------
Cash at end of period                                  $    1            $    1
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

Item 1.    Description of Business
           -----------------------



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

           Results of Operations
           ---------------------

           For the nine months ended September 30, 1997 and 1996, the Company had no substantive transactions.

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



                                                  Asset Backed
                                                  Securities Corporation



                                                  By: THOMAS M. ZINGALLI
                                                      ------------------
                                                      Thomas M. Zingalli
                                                   Controller and Principal
                                                      Accounting Officer
                                                 (Duly Authorized Officer and
                                                 Principal Accounting Officer)



Dated:  November 12, 1997

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