Form 10-K
period 1997-12-31
ASSET BACKED SECURITIES CORP
filed 1998-03-31
CIK 797510

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-K
         --------------------------------------------------------------


                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                     For Fiscal Year Ended December 31, 1997
                         Commission File Number 33-17232

                       ASSET BACKED SECURITIES CORPORATION
             (Exact name of registrant as specified in its charter)


                  Delaware                                                  13-3354848
----------------------------------------------                 ------------------------------------
(State or other jurisdiction of incorporation)                 (I.R.S. Employer Identification No.)


    11 Madison Avenue, New York, New York                                      10010
----------------------------------------------                 ------------------------------------
  (Address of principal executive offices)                                  (Zip Code)

Registrant's telephone number, including area code                        212-325-1811
                                                               ------------------------------------


Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act:

           Title of                               Number of shares outstanding
          each class                                 as of December 31, 1997
          ----------                                 -----------------------

         Common Stock                                         1,000
    par value $1 per share

As of March 26, 1998 none of the Registrant's Common Stock was held by non-affiliates.


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

PART I

Item 1.       Business
              --------
              Asset Backed Securities Corporation (the "Company") is a wholly owned subsidiary of Collateralized Mortgage Securities Corporation, which is a wholly owned subsidiary of Credit Suisse First Boston Management Corporation ("FBSC"), which is a wholly owned subsidiary of Credit Suisse First Boston, Inc., a privately owned holding company.

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

              --------------------
              On July 14, 1987, the Company sold $25,675,000, aggregate principal amount, of Asset Backed Obligations, Series 3 (the "Series 3 Notes"). The Series 3 Notes were collateralized by a pool of retail automotive installment sale contracts (the "Series 3 Receivables") purchased from General Electric Credit Corporation ("GECC"). The Series 3 Receivables were secured by new and used automobiles and light trucks and were serviced by GECC. The Company purchased such Series 3 Receivables from GECC simultaneously with the issuance of the Series 3 Notes.

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

              --------------------
              In accordance with the Trust 2 Agreement, the Owner Trustee issued to the Company trust certificates (the "Trust 2 Certificates") representing a 100% undivided beneficial interest in Trust 2. On January 21, 1988, the Company, through private placements, sold 100% of its beneficial interest in Trust 2.

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

Item 2.       Properties
              ----------
              The Company neither owns nor leases any physical properties.

Item 3.       Legal Proceedings
              -----------------
              The Company is not a party to any material actual or pending legal proceedings.

Item 4.       Submission of Matters to a Vote of Security Holders
              ---------------------------------------------------
              There were no matters submitted to a vote of security holders during the year ended December 31, 1997.

PART II
-------
Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters
         ---------------------------------------------------------------------
         As of March 26, 1998 all outstanding shares of the Company's common stock are owned indirectly by Credit Suisse First Boston, Inc. and are not traded in any stock exchange or in the over-the-counter market.

Item 6.  Selected Financial Data
         -----------------------
         Selected financial data is omitted because the information is included in the financial statements or notes thereto.

Item 7.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations
         ---------------------------------------------------------------
         The principal activities of the Company include (i) issuing and selling asset backed obligations (the "Notes") and acquiring, owning, holding and pledging automotive receivables, (ii) conveying or transferring all or any portion of the Company's rights, title or interest in the Notes to various entities including trusts and (iii) creating, acquiring, owning and selling residual interest in such activities.

         Results of Operations
         ---------------------
         For the years ended December 31, 1997, 1996 and 1995 the Company did not issue any series of notes or purchase any receivables.

         Liquidity and Capital Resources
         -------------------------------
         The Company utilizes FBSC to facilitate the settlement of all cash transactions and maintains all excess cash with FBSC. Such cash is available from FBSC on demand and does not earn interest.

Item 8.  Financial Statements
         --------------------

     INDEX TO FINANCIAL STATEMENTS                                       Page
                                                                         ----
         Independent Auditors' Report                                      8

         Balance Sheets as of December 31, 1997 and 1996                   9

         Statements of Operations for the Years Ended
               December 31, 1997, 1996 and 1995                           10

         Statements of Changes in Stockholder's Equity for the
               Years Ended December 31, 1997, 1996 and 1995               10

         Statements of Cash Flows for the Years Ended
               December 31, 1997, 1996 and 1995                           11

         Notes to Financial Statements                                    12

         Financial Statement Schedules are omitted because they are not required, inapplicable, or the information is included in the financial statements or notes thereto.

                          Independent Auditors' Report

The Board of Directors
Asset Backed Securities Corporation:

We have audited the accompanying balance sheets of Asset Backed Securities Corporation as of December 31, 1997 and 1996, and the related statements of operations, changes in stockholder's equity, and cash flows for each of the years in the three year period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Asset Backed Securities Corporation as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 1997, in conformity with generally accepted accounting principles.

KPMG Peat Marwick LLP



New York, New York
March 26, 1998

                       ASSET BACKED SECURITIES CORPORATION
                                 BALANCE SHEETS


                                                                            December 31,
                                                                    1997                      1996
                                                              ------------------        ------------------
                                                             (In thousands, except par value and share data)
Assets:

Cash                                                          $               1        $                1
Receivable from Credit Suisse First Boston
     Management Corporation                                                  18                        18
                                                               -----------------        ------------------

          Total Assets                                        $              19        $               19
                                                               =================        ==================

Liabilities and Stockholder's Equity:

Accrued expenses                                              $               -        $                -
                                                               -----------------        ------------------

          Total Liabilities                                                   -                         -
                                                               -----------------        ------------------

Stockholder's Equity:
Common stock and paid in capital,
     $1 par value (authorized 10,000 shares;
     1,000 issued and outstanding)                                           19                        19
                                                               -----------------        ------------------

          Total Liabilities and Stockholder's Equity          $              19        $               19
                                                               =================        ==================


                 See Accompanying Notes to Financial Statements.

                       ASSET BACKED SECURITIES CORPORATION
                            STATEMENTS OF OPERATIONS

                                                        For the Year Ended December 31,
                                                          1997       1996        1995
                                                          ----       ----        ----
                                                                  (in thousands)
Revenues:
     Commitment fee and miscellaneous income            $          $           $
                                                              -          -            -
                                                         -------    -------     --------

                                                              -          -            -
                                                         -------    -------     --------

Expenses:
     General and administrative expenses
                                                              -          -            -
                                                         -------    -------     --------

                                                              -          -            -
                                                         -------    -------     --------

Income from operations before income tax                      -          -            -

Income tax
                                                              -          -            -
                                                         -------    -------     --------

Net income                                              $     -    $     -     $      -
                                                         =======    =======     ========

                       ASSET BACKED SECURITIES CORPORATION
                  STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY


                                                           For the Year Ended December 31,
                                                           1997           1996        1995
                                                           ----           ----        ----
                                                                   (in thousands)
Net income                                              $        -    $       -   $        -
                                                         ----------    ----------  ----------
                                                                 -            -            -
Balance at beginning of year                                    19        1,219        1,219
Dividends paid                                                   -      ( 1,200)           -
                                                         ----------    ----------  ----------
Balance at end of year                                  $       19    $      19   $    1,219
                                                         ==========    ==========  ==========


                 See Accompanying Notes to Financial Statements.

                       ASSET BACKED SECURITIES CORPORATION
                            STATEMENTS OF CASH FLOWS

                                                             For the Year Ended December 31,
                                                            1997             1996          1995
                                                            ----             ----          ----
                                                                       (in thousands)
Cash Flows from Operating Activities:
-------------------------------------
     Net income                                         $        -      $        -     $        -
     Adjustments to reconcile net income
       to cash provided by (used for)
       operating activities:
     (Increase) decrease in:
       Receivable from Credit Suisse First Boston
         Management Corporation                                  -           1,200           (430)
                                                         -----------     -----------    ----------
     Net Cash Provided by
           (Used for)  Operating Activities                      -           1,200           (430)
                                                         -----------     -----------    -----------

Cash Flows from Financing Activities:
-------------------------------------
     Net proceeds from (payments for):
          Deferred debt issuance costs                           -               -            430
          Dividends paid                                         -          (1,200)             -
                                                         -----------     -----------    -----------
     Net Cash (Used for) Provided by
          Financing Activities                                   -          (1,200)           430
                                                         -----------     -----------    -----------

     Net change in cash                                          -               -              -
     Cash at beginning of year                                   1               1              1
                                                         -----------     -----------    -----------
     Cash at end of year                                $        1      $        1     $        1
                                                         ===========     ===========    ===========


                 See Accompanying Notes to Financial Statements.

                       ASSET BACKED SECURITIES CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

1.       Description of Business
         -----------------------
         Asset Backed Securities Corporation (the "Company") is a wholly owned subsidiary of Collateralized Mortgage Securities Corporation, which is a wholly owned subsidiary of Credit Suisse First Boston Management Corporation ("FBSC"). FBSC is a wholly owned subsidiary of Credit Suisse First Boston, Inc., a privately owned holding company.

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

                       ASSET BACKED SECURITIES CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

1.       Description of business (continued)
         -----------------------------------
         On December 15, 1990, FBC Asset Securities Trust 1 distributed the final payment to its bondholders and beneficial interest owners.

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

2.       Summary of significant accounting policies
         ------------------------------------------
         Deferred debt issuance costs are allocated to the specific Series to which the expense relates on the date of issuance and are included in the cost of investment in residual interests upon sale.

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

PART III
--------
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
              ---------------------------------------------------------------
              None.

Item 10.      Directors and Executive Officers of the Registrant
              --------------------------------------------------
              The directors and executive officers of the Company are as follows:

        Name                  Age                   Title                        Date Elected
        ----                  ---                   -----                        ------------
William S. Pitofsky           38      President, Chief Executive Officer
                                           and Director                            09/24/93
Carlos Onis                   43      Vice President                               07/16/90
Thomas A. DeGennaro           43      Director of Taxes                            07/16/90
Rhonda G. Matty               39      Assistant Secretary                          08/24/94
Diane Manno                   39      Treasurer                                    09/13/96
Thomas M. Zingalli            39      Controller and Principal
                                           Accounting Officer                      08/05/94

Item 11.      Executive Compensation
              ----------------------
              No compensation was paid by the Company to persons who were directors, officers or employees of the Company.

Item 12.      Security Ownership of Certain Beneficial Owners and Management
              --------------------------------------------------------------
              Not applicable.

Item 13.      Certain Relationships and Related Transactions
              ----------------------------------------------
              Not applicable.

PART IV
-------
Item 14.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K
              ----------------------------------------------------------------
              (a) The following documents are filed as part of this report:

              (1) Financial Statements:
                  ---------------------
                  The Financial Statements and Notes to Financial Statements, appear on pages 9 through 13. The Report of Independent Auditors, KPMG Peat Marwick LLP, pertaining to the 1997, 1996 and 1995 financial statements appears on page 8.

              (2) Financial Statement Schedules:
                  ------------------------------
                  Financial Statement Schedules are omitted because they are either not required, inapplicable, or the information is included in the financial statements or notes thereto.

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

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 26th day of March, 1998.


                                  ASSET BACKED
                             SECURITIES CORPORATION


By:  __________________________
     William S. Pitofsky
     President, Chief Executive
     Officer and Director


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 26, 1998.


By:  ___________________________              By:  ___________________________
     Carlos Onis                                   Rhonda G. Matty
     Vice President                                Assistant Secretary



By:  ___________________________              By:  ___________________________
     Diane Manno                                   Thomas M. Zingalli
     Treasurer                                     Controller and Principal
                                                   Accounting Officer


By:  ___________________________
     Thomas A. DeGennaro
     Director of Taxes

                                   SIGNATURES
                                   ----------
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 26th day of March, 1998.



By:  WILLIAM S. PITOFSKY
     --------------------------
     William S. Pitofsky
     President, Chief Executive
     Officer and Director


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 26, 1998.


By: CARLOS ONIS                              By: RHONDA G. MATTY
    ---------------------------                  ---------------------------
    Carlos Onis                                  Rhonda G. Matty
    Vice President                               Assistant Secretary



By: DIANE MANNO                              By: THOMAS M. ZINGALLI
    ---------------------------                  ---------------------------
    Diane Manno                                  Thomas M. Zingalli
    Treasurer                                    Controller and Principal
                                                 Accounting Officer


By: THOMAS A. DEGENNARO
    ---------------------------
    Thomas A. DeGennaro
    Director of Taxes

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

                         Consent of Independent Auditors


The Board of Directors
Asset Backed Securities Corporation:

We consent to incorporation by reference in the registration statement No. 33-17232 on Form S-3 of Asset Backed Securities Corporation of our report dated March 26, 1998 relating to the balance sheets of Asset Backed Securities Corporation as of December 31, 1997 and 1996, and the related statements of operations, changes in stockholder's equity, and cash flows for each of the years in the three year period ended December 31, 1997, which report appears in the December 31, 1997 annual report on Form 10-K of Asset Backed Securities Corporation.

KPMG Peat Marwick LLP



New York, New York
March 26, 1998