Form 10-Q
period 1998-03-31
ASSET BACKED SECURITIES CORP
filed 1998-05-13
CIK 797510

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549




                                    FORM 10-Q
                      -------------------------------------
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                        For Quarter Ended March 31, 1998
                         Commission File Number 33-17232


                       ASSET BACKED SECURITIES CORPORATION
                       -----------------------------------
             (Exact name of registrant as specified in its charter)


              Delaware                                 13-3354848
-------------------------------------   ----------------------------------------
(State or other jurisdiction            (I.R.S. Employer Identification No.)
of incorporation)

11 Madison Avenue, New York, New York                     10010
-------------------------------------   ----------------------------------------
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code     212-325-1811
                                                       ------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                          1,000 shares of common stock
                         outstanding as of May 11, 1998

                       ASSET BACKED SECURITIES CORPORATION
                                      INDEX

                                                                                 Page
                                                                                Number
                                                                                ------
PART I         FINANCIAL INFORMATION
        Item   1. Financial Statements

                  Statements of Financial Condition as of  March 31, 1998
                            and December 31, 1997                                 3

                  Statements of Operations for the Three Months Ended
                            March 31, 1998 and 1997                               4

                  Statements of Cash Flows for the Three Months Ended
                            March 31, 1998 and 1997                               5

                  Notes to Financial Statements                                   6

        Item   2. Management's Discussion and Analysis of Financial
                            Condition and Results of Operations                   7

PART II        OTHER INFORMATION

        Item   1. Legal Proceedings                                               8

        Item   2. Changes in Securities                                           8

        Item   3. Defaults Upon Senior Securities                                 8

        Item   4. Submission of Matters to a Vote of Security Holders             8

        Item   5. Other Information                                               8

        Item   6. Exhibits and Reports on Form 8-K                                8

SIGNATURE                                                                         9

INDEX TO EXHIBITS                                                                10

                       ASSET BACKED SECURITIES CORPORATION
                        STATEMENTS OF FINANCIAL CONDITION



                                                         March 31,             December 31,
                                                          1998                   1997
                                                 --------------------   ---------------------
                                                     (unaudited)
                                                 (in thousands, except par value and share data)

Assets:
Cash                                                     $         1            $          1
Receivable from Credit Suisse First Boston Management
  Corporation                                                     18                      18
                                                           ----------             -----------


           Total Assets                                  $        19            $         19
                                                           ==========             ===========


Liabilities and Stockholder's Equity:

Accrued expenses                                         $         -            $          -
                                                           ----------             -----------

           Total Liabilities                                       -                       -
                                                           ----------             -----------

Stockholder's Equity:

Common stock and paid in capital,
$1 par value (authorized 10,000 shares;
1,000 issued and outstanding at
March 31, 1998 and December 31,1997)                              19                      19
                                                           ----------             -----------

           Total Liabilities and Stockholder's Equity    $        19            $         19
                                                           ==========             ===========











                 See Accompanying Notes to Financial Statements.

                       ASSET BACKED SECURITIES CORPORATION
                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                         Three Months           Three Months
                                                             Ended                  Ended
                                                        March 31, 1998         March 31, 1997
                                                       ------------------    --------------------
                                                                    (in thousands)

Revenues:
     Commitment fee and miscellaneous income         $                 -   $                   -
                                                       ------------------    --------------------
                                                                       -                       -
                                                       ------------------    --------------------
Expenses:
     General and administrative expenses                               -                       -
                                                       ------------------    --------------------
                                                                       -                       -
                                                       ------------------    --------------------

Income from operations before income tax
     expense                                                           -                       -
                                                       ------------------    --------------------
Income tax expense                                                     -                       -
                                                       ------------------    --------------------

Net income                                           $                 -   $                   -
                                                       ==================    ====================
























                 See Accompanying Notes to Financial Statements.

                       ASSET BACKED SECURITIES CORPORATION
                            STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                      Three Months            Three Months
                                                         Ended                   Ended
                                                     March 31, 1998          March 31, 1997
                                                  ---------------------    -------------------
                                                                (in thousands)

Cash Flows From Operating Activities:

Net income                                        $                  -   $                  -
Adjustments to reconcile net income
    to net cash provided by (used for)
    operating activities:                                            -                      -
                                                    -------------------    -------------------
Net Cash Provided by Operating Activities                            -                      -
                                                    -------------------    -------------------


Net increase in cash                                                 -                      -
                                                    -------------------    -------------------
Cash at beginning of period                                          1                      1
                                                    -------------------    -------------------
Cash at end of period                             $                  1   $                  1
                                                    ===================    ===================























                       See Accompanying Notes to Financial Statements

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

    The foregoing financial statements are unaudited; however, in the opinion of management, all adjustments (comprising only normal recurring accruals) necessary for a fair presentation of the financial statements have been included. A summary of the significant accounting policies is set forth in
    Note 2 to the Company's December 31, 1997 Financial Statements contained in the Company's 1997 Form 10-K.

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

          Results of Operations

          For the three months ended March 31, 1998 and 1997, the Company had no transactions.

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

               (a)Exhibits:

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


               (b)Reports on Form 8-K

                  None.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                          Asset Backed
                                          Securities Corporation



                                          By: /s/ Thomas M. Zingalli
                                             -----------------------------------
                                                      Thomas M. Zingalli
                                                   Controller and Principal
                                                       Accounting Officer
                                                 (Duly Authorized Officer and
                                                 Principal Accounting Officer)


Dated:  May 11, 1998

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