Form 10-Q
period 1998-06-30
ASSET BACKED SECURITIES CORP
filed 1998-08-12
CIK 797510

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q
                      -------------------------------------

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                         For Quarter Ended June 30, 1998
                         Commission File Number 33-17232


                       ASSET BACKED SECURITIES CORPORATION
                       -----------------------------------
             (Exact name of registrant as specified in its charter)


                   Delaware                                       13-3354848
----------------------------------------------               ------------------
(State or other jurisdiction of incorporation)                 (I.R.S. Employer
                                                             Identification No.)

    11 Madison Avenue, New York, New York                            10010
----------------------------------------------               ------------------
   (Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code               212-325-1811
                                                             ------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                          1,000 shares of common stock
                        outstanding as of August 10, 1998

                       ASSET BACKED SECURITIES CORPORATION
                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------

PART I       FINANCIAL INFORMATION

       Item  1.  Financial Statements

                 Statements of Financial Condition as of  June 30, 1998
                              and December 31, 1997                           3

                 Statements of Operations for the Six Months Ended
                              June 30, 1998 and 1997                          4

                 Statements of Cash Flows for the Six Months Ended
                              June 30, 1998 and 1997                          5

                 Notes to Financial Statements                                6

       Item  2.  Management's Discussion and Analysis of Financial
                              Condition and Results of Operations             7

PART II      OTHER INFORMATION

       Item  1.  Legal Proceedings                                            8

       Item  2.  Changes in Securities                                        8

       Item  3.  Defaults Upon Senior Securities                              8

       Item  4.  Submission of Matters to a Vote of Security Holders          8

       Item  5.  Other Information                                            8

       Item  6.  Exhibits and Reports on Form 8-K                             9

SIGNATURE                                                                    10

INDEX TO EXHIBITS                                                            11

                       ASSET BACKED SECURITIES CORPORATION
                        STATEMENTS OF FINANCIAL CONDITION

                                                    June 30,        December 31,
                                                      1998              1997
                                                     ------            ------
                                                          (unaudited)
                                                 (in thousands, except par value
                                                         and share data)
Assets:
Cash                                                 $    1            $    1
Receivable from Credit Suisse
  First Boston Management Corporation                    18                18
                                                     ------            ------
        Total Assets                                 $   19            $   19
                                                     ======            ======

Liabilities and Stockholder's Equity:

Accrued expenses                                     $   --            $   --
                                                     ------            ------
        Total Liabilities                                --                --
                                                     ------            ------
Stockholder's Equity:

Common stock and paid in capital, $1 par value
(authorized 10,000 shares; 1,000
issued and outstanding at
June 30, 1998 and December 31,1997)                      19                19
                                                     ------            ------
        Total Liabilities and Stockholder's Equity   $   19            $   19
                                                     ======            ======

                 See Accompanying Notes to Financial Statements.

                       ASSET BACKED SECURITIES CORPORATION
                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                Six Months           Six Months
                                                   Ended               Ended
                                               June 30, 1998       June 30, 1997
                                               -------------       -------------
                                                         (in thousands)
Revenues:
     Commitment fee and miscellaneous income      $   --                $   --
                                                  ------                ------
                                                      --                    --
                                                  ------                ------
Expenses:
     General and administrative expenses              --                    --
                                                  ------                ------
                                                      --                    --
                                                  ------                ------
Income from operations before income tax
     expense                                          --                    --
                                                  ------                ------
Income tax expense                                    --                    --
                                                  ------                ------
Net income                                        $   --                $   --
                                                  ======                ======

                 See Accompanying Notes to Financial Statements.

                       ASSET BACKED SECURITIES CORPORATION
                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                Six Months          Six Months
                                                   Ended              Ended
                                               June 30, 1998      June 30, 1997
                                               -------------      -------------
                                                        (in thousands)
Cash Flows From Operating Activities:

Net income                                         $   --             $   --
Adjustments to reconcile net income
     to net cash provided by (used for)
     operating activities:                             --                 --
                                                   ------             ------
Net Cash Provided by Operating Activities              --                 --
                                                   ------             ------
Net increase in cash                                   --                 --
                                                   ------             ------
Cash at beginning of period                             1                  1
                                                   ------             ------
Cash at end of period                              $    1             $    1
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

          Results of Operations

          For the six months ended June 30, 1998 and 1997, the Company had no transactions.

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

Item 6.        Exhibits and Reports on Form 8-K (continued)

               (b)  Reports on Form 8-K:

                                                   Financial
                    Items Reported             Statements Filed   Date of Filing
                    --------------             ----------------   --------------
Item 7.        Financial Statements,
               Pro Forma Financial
               Information and Exhibits         Not Applicable    June 16, 1998

Items 5&7.     Other Events and
               Financial Statements
               and Exhibits                     Not Applicable    June 24, 1998

Items 5&7.     Other Events and
               Financial Statements,
               Pro Forma Financial
               Information and Exhibits         Not Applicable    June 26, 1998

                                    SIGNATURE
                                    ---------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                               Asset Backed
                                               Securities Corporation



                                                By:     THOMAS M. ZINGALLI
                                                    ----------------------------
                                                        Thomas M. Zingalli
                                                     Controller and Principal
                                                        Accounting Officer
                                                   (Duly Authorized Officer and
                                                   Principal Accounting Officer)


Dated: August 10, 1998

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