Form 10-Q
period 1998-09-30
ASSET BACKED SECURITIES CORP
filed 1998-11-10
CIK 797510

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549




                                    FORM 10-Q
                      -------------------------------------

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                      For Quarter Ended September 30, 1998
                         Commission File Number 33-17232


                       ASSET BACKED SECURITIES CORPORATION
             (Exact name of registrant as specified in its charter)



            Delaware                                 13-3354848
(State or other jurisdiction               (I.R.S. Employer Identification No.)
      of incorporation)

11 Madison Avenue, New York, New York                     10010
---------------------------------------------------------------
(Address of principal executive offices)                            (Zip Code)

Registrant's telephone number, including area code                212-325-1811
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

                          1,000 shares of common stock
                       outstanding as of November 9, 1998

                       ASSET BACKED SECURITIES CORPORATION
                                      INDEX


                                                                          Page
                                                                         Number
PART I        FINANCIAL INFORMATION

      Item   1.  Financial Statements

                 Statements of Financial Condition as of  September 30, 1998
                               and December 31, 1997                          3

                 Statements of Operations for the Nine Months Ended
                             September 30, 1998 and 1997                      4

                 Statements of Cash Flows for the Nine Months Ended
                            September 30, 1998 and 1997                       5

                 Notes to Financial Statements                                6

      Item   2.  Management's Discussion and Analysis of Financial
                       Condition and Results of Operations                    7

PART II           OTHER INFORMATION

      Item     1.  Legal Proceedings                                          8

      Item     2.  Changes in Securities                                      8

      Item     3.  Defaults Upon Senior Securities                            8

      Item     4.  Submission of Matters to a Vote of Security Holders        8

      Item     5.  Other Information                                          8

      Item     6.  Exhibits and Reports on Form 8-K                           9

SIGNATURE                                                                    10

INDEX TO EXHIBITS                                                            11

                      ASSET BACKED SECURITIES CORPORATION
                        STATEMENTS OF FINANCIAL CONDITION



                                                                       September 30,                December 31,
                                                                            1998                       1997
                                                                   ---------------------       ---------------------
                                                                       (unaudited)
                                                                      (in thousands, except par value and share data)
Assets:

Cash                                                                  $           1              $             1
Receivable from Credit Suisse First Boston Management
  Corporation                                                                    18                           18
                                                                        ------------               --------------


             Total Assets                                             $          19              $            19
                                                                        ============               ==============


Liabilities and Stockholder's Equity:

Accrued expenses                                                      $           -              $             -
                                                                        ------------               --------------

             Total Liabilities                                                    -                            -
                                                                        ------------               --------------

Stockholder's Equity:

Common stock and paid in capital,
$1 par value (authorized 10,000 shares;
1,000 issued and outstanding at
September 30, 1998 and December 31,1997)                                         19                           19
                                                                        ------------               --------------

             Total Liabilities and Stockholder's Equity               $          19              $            19
                                                                        ============               ==============






                 See Accompanying Notes to Financial Statements.

                      ASSET BACKED SECURITIES CORPORATION
                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                               Nine Months                  Nine Months
                                                                  Ended                        Ended
                                                            September 30, 1998          September 30, 1997
                                                           ---------------------      ------------------------
                                                                             (in thousands)

Revenues:
     Commitment fee and miscellaneous income              $            -                $              -
                                                           --------------                ----------------
                                                                       -                               -
                                                           --------------                ----------------
Expenses:
     General and administrative expenses                               -                               -
                                                           --------------                ----------------
                                                                       -                               -
                                                           --------------                ----------------

Income from operations before income tax
     expense                                                           -                               -
                                                           --------------                ----------------
Income tax expense                                                     -                               -
                                                           --------------                ----------------

Net income                                                $            -                $              -
                                                           ==============                ================


                 See Accompanying Notes to Financial Statements

                       ASSET BACKED SECURITIES CORPORATION
                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                   Nine Months            Nine Months
                                                                      Ended                  Ended
                                                               September 30, 1998       September 30, 1997
                                                            -----------------------   ---------------------
                                                                        (in thousands)


Cash Flows From Operating Activities:

Net income                                                   $             -            $             -
Adjustments to reconcile net income
     to net cash provided by (used for)
     operating activities:                                                 -                          -
                                                              ---------------            ---------------
Net Cash Provided by Operating Activities                                  -                          -
                                                              ---------------            ---------------


Net increase in cash                                                       -                          -
                                                              ---------------            ---------------
Cash at beginning of period                                                1                          1
                                                              ---------------            ---------------
Cash at end of period                                        $             1            $             1
                                                              ===============            ===============






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

             Results of Operations

             For the nine months ended September 30, 1998 and 1997, the Company had no transactions.

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

Item 6.           Exhibits and Reports on Form 8-K (continued)

                  (b) Reports on Form 8-K:

                       Items Reported                   Financial Statements Filed         Date of Filing

Item 7.          Financial Statements, Pro Forma
                 Financial Information and Exhibits          Not Applicable                 July 9, 1998

Items 5&7.       Other Events and
                 Financial Statements and Exhibits           Not Applicable                 July 9, 1998

Items 5&7.       Other Events and
                 Financial Statements, Pro Forma
                 Financial Information and Exhibits          Not Applicable                July 14, 1998

Items 5&7.       Other Events and
                 Financial Statements, Pro Forma
                 Financial Information and Exhibits          Not Applicable                July 22, 1998

Items 5&7.       Other Events and
                 Financial Statements, Pro Forma
                 Financial Information and Exhibits          Not Applicable                July 31, 1998

Items 5&7.       Other Events and
                 Monthly Statements and Exhibits             Not Applicable               August 7, 1998

Items 5&7.       Other Events and
                 Monthly Statements and Exhibits             Not Applicable            September 1, 1998

Items 5&7.       Other Events and
                 Monthly Statements and Exhibits             Not Applicable            September 9, 1998

Items 5&7.       Other Events and
                 Monthly Statements and Exhibits             Not Applicable           September 25, 1998


                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                 Asset Backed
                                                 Securities Corporation



                                                 By: THOMAS M. ZINGALLI
                                                     -------------------
                                                     Thomas M. Zingalli
                                                  Controller and Principal
                                                      Accounting Officer
                                                (Duly Authorized Officer and
                                                 Principal Accounting Officer)


Dated:  November 9, 1998

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