Form 10-K
period 1998-12-31
ASSET BACKED SECURITIES CORP
filed 1999-03-12
CIK 797510

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                     FORM 10-K



                      Pursuant to Section 13 or 15(d) of the
                          Securities Exchange Act of 1934


(Mark One)
[ x ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended DECEMBER 31, 1998

______________________ or

[    ] Transition Report Pursuant to Section 13 or 15d of the Securities
       Exchange Act of 1934
For the transition period from _____________  to ________

Commission file Number 333-33807

     Asset Backed Securities Corporation
(Exact name of registrant as specified in its charter)

     Delaware                           13-3354848
(State or other jurisdiction         (I.R.S. Employer
of incorporation or organization)     Identification No.)

11 Madison Avenue
New York, New York                                            10010

(Address of Principal Executive Offices)              (Zip Code)

Registrant's telephone number, including area code:  (212) 325-2000

     Securities registered pursuant to Section 12(b) of the Act
           NONE
     Securities registered pursuant to Section 12(g) of the Act

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     x  Yes           No


                                       PART I

Item 2.  Properties
     Not applicable on Reliance of Relief Letters

Item 3. Legal Proceedings
        There were no legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders
        There were no matters submitted to a vote of the Security Holders.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder matters There was one participant in the DTC system holding positions in the Cede certificates.
     The following were Noteholders and Certificateholders of record as of the end of the reporting year.
     Chevy Chase Mortgage Backed Pass Through Certificates
     Series 1998-CCB2 Class A-1      Cede & Co.
     Series 1998-CCB2 Class S-2      Cede & Co.
     Series 1998-CCB2 Class S        Cede & Co.








     There is no established public trading market for the notes.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures: Information required by Item 304 of Reg. S-K.

       There were no changes in and/or disagreements with Accountants on Accounting and Financial Disclosures.

                                    PART IV

Item 12.  Security Ownership of Certain Beneficial Owners and Management
     The Notes are represented by one or more notes registered in the name of of Cede & Co., the nominee of The Depository Trust Company. An investor holding Notes is not entitled to receive a certificate representing such Note, except in limited circumstances. Accordingly, Cede & Co. is the sole holder of Notes, which it holds on behalf of brokers, dealers, banks and other participants in the DTC system. Such participants may hold Notes for their own accounts or for the accounts of their customers. The address of Cede & Co. is:
     Cede & Co.
     c/o The Depository Trust Company
     Seven Hanover Square
     New York, New York 10004

Item 13.  Certain Relationships and Related Transactions.
     There has not been, and there is not currently proposed, any transactions or series or transactions, to which any of the Trust, the Registrant, the Trustee or the Servicer is a party with any Noteholder who, to the knowledge of the Registrant and Servicer, owns of record or beneficially more than five percent of the Notes.


Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     (a) 1.  Not Applicable
           2.  Not Applicable
           3.  Exhibits
                99.1  Annual Summary Statement
                99.2  Annual Statement as to Compliance.
                99.3  Annual Independent Public
                         Accountant's Servicing Report.

     (b)   Reports on Form 8-K
     The Registrant has filed Current Reports on Form 8-K with the Securities and Exchange Commision dated
     July 27, 1998; August 25, 1998; September 25, 1998;
     October 26, 1998; November 25, 1998; December 28, 1998.


     (c)    See (a) 3 above

     (d)    Not Applicable



                      SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Asset Backed Securities Corporation
Chevy Chase Bank, F.S.B. Mortgage Backed Pass Through Certificates, Series 1998-CCB2
     /s/  Eve Kaplan
          Vice President
     	    U.S. Bank National Association

Date March 23, 1999


                      EXHIBIT INDEX

     Exhibit Number   Description
              99.1    Annual Summary Statement
              99.2    Annual Statement of Compliance
              99.3    Report of Independent Accountants




       EXHIBIT 99.1 -- Summary of Aggregate Amounts or End of Year Amounts for the period ending December 31, 1998

     Chevy Chase Mortgage Backed Pass Through Certificates Series 1997-CCB2
              Summary of Aggregate Amounts or End of Year Amounts

     Pool Balance                         228,882,138.48
     Principal        Collections          41,764,603.64
     PPIS             		              115,086.73
     Interest         Collections          10,094,684.81
     Servicer         Fees                    606,289.68
     Trustee          Fees                     15,147.73
     Insurer          Premium                 121,181.75





     Certificate      Balance        Interest        Principal

     Class A-1        176,518,610.98    5,128,381.51 23,614,131.02
     Class A-2         65,339,696.57    1,980,754.49  5,174,303.43
     Class S          241,858,307.67        7,219.02          0.00





       EXHIBIT 99.2 -- Servicer's Annual Statement of Compliance
     To be supplied upon receipt by the Trustee