Form 10-K
period 1998-12-31
ASSET BACKED SECURITIES CORP
filed 1999-03-31
CIK 797510

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-K
         --------------------------------------------------------------


                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


                   For Fiscal Year Ended December 31, 1998
                       Commission File Number 33-17232

                     ASSET BACKED SECURITIES CORPORATION
                     -----------------------------------
            (Exact name of registrant as specified in its charter)



          Delaware                                      13-3354848
----------------------------               ------------------------------------
(State or other jurisdiction               (I.R.S. Employer Identification No.)
     of incorporation)

  11 Madison Avenue, New York, New York                    10010
----------------------------------------                ----------
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code      212-325-1811

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act:

                  Title of                      Number of shares outstanding
                 each class                       as of December 31, 1998
                 ----------                       -----------------------
                Common Stock                               1,000
           par value $1 per share

As of March 26, 1999 none of the Registrant's Common Stock was held by non-affiliates.

Number of shares outstanding of the Registrant's Common Stock as of March 26, 1999 - 1,000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X No ___

                      ASSET BACKED SECURITIES CORPORATION
                      -----------------------------------
                                    INDEX
                                    -----

                                                                           Page
                                                                          Number
                                                                          ------
PART I

      Item  1.    Business                                                   3
      Item  2.    Properties                                                 5
      Item  3.    Legal Proceedings                                          5
      Item  4.    Submission of Matters to a Vote of Security Holders        5

PART II

      Item  5.    Market for Registrant's Common Equity and Related
                     Stockholder Matters                                     6
      Item  6.    Selected Financial Data                                    6
      Item  7.    Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                     6
      Item  7a.   Quantitative and Qualitative Disclosures
                     About Market Risk                                       6
      Item  8.    Financial Statements and Supplementary Data                7
      Item  9.    Changes in and Disagreements with Accountants on
                     Accounting and Financial Disclosure                    14

PART III

      Item  10.   Directors and Executive Officers of the Registrant        14
      Item  11.   Executive Compensation                                    14
      Item  12.   Security Ownership of Certain Beneficial Owners
                     and Management                                         14
      Item  13.   Certain Relationships and Related Transactions            14

PART IV

      Item  14.   Exhibits, Financial Statement Schedules, and Reports
                     on Form 8-K                                            15

SIGNATURES                                                                  17
INDEX TO EXHIBITS                                                           18
CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                         19

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

         On April 17, 1990, the Company sold $609,280,000, aggregate principal amount, of Asset Backed Obligations, Series 7 (the "Series 7 Notes"). The Series 7 Notes are collateralized by a pool of retail automotive installment sale contracts (the "Series 7 Receivables") purchased from Chrysler Financial Corporation. The Series 7 Receivables were secured by new and used automobiles, light trucks and minivans and are serviced by Chrysler Credit Corporation. The Company purchased such Series 7 Receivables from Chrysler Financial Corporation and FBSC simultaneously with the issuance of the Series 7 Notes. This issuance has been accounted for as a sale of the Series 7 Receivables; accordingly the Series 7 Notes and the related Series 7 Receivables do not appear on the Company's Balance Sheets.

         On December 15, 1990, FBC Asset Securities Trust 1 distributed the final payment to its bondholders and beneficial interest owners.

         On November 15, 1992, Asset Securities Trust 2 distributed the final payment to its bondholders and beneficial interest owners.


Item 2.  Properties

         The Company neither owns nor leases any physical properties.

Item 3.  Legal Proceedings

         The Company is not a party to any material actual or pending legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

         There were no matters submitted to a vote of security holders during the year ended December 31, 1998.

PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

         As of March 26, 1999 all outstanding shares of the Company's common stock are owned indirectly by Credit Suisse First Boston, Inc. and are not traded in any stock exchange or in the over-the-counter market.

Item 6.  Selected Financial Data

         Selected financial data is omitted because the information is in the financial statements or notes thereto included herein.

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

         Results of Operations

         For the years ended December 31, 1998, 1997 and 1996 the Company did not issue any series of notes or purchase any receivables.

         Liquidity and Capital Resources

         The Company utilizes FBSC to facilitate the settlement of all cash transactions and maintains all excess cash with FBSC. Cash and the Receivable from FBSC is available from FBSC on demand and does not earn interest.

         Year 2000 Issue

         The Year 2000 Issue arises because many computerized systems use two digits rather than four to identify the year. Date-sensitive systems may recognize the year 2000 as 1900 or some other date, resulting in errors when information using year 2000 dates is processed. In addition, similar problems may arise in some systems, which use certain dates in 1999 to represent something other than a date. The effects of Year 2000 Issues may be experienced before, on, or after January 1, 2000, and, if not addressed, the impact on operations and financial reporting may range from minor errors to significant systems failure, which could affect a company's ability to conduct normal business operations. The potential impact of the Year 2000 Issue on the company is being addressed by Credit Suisse First Boston, Inc., which has a contingency plan in place. It is not possible to be certain that all aspects of the Year 2000 Issue affecting the Company, including those related to the efforts of customers or other third parties, will be fully resolved.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk

         Not Applicable.

Item 8.  Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS                                              Page
                                                                           ----

         Independent Auditors' Report                                        8

         Balance Sheets as of December 31, 1998 and 1997                     9

         Statements of Operations for the Years Ended
              December 31, 1998, 1997 and 1996                              10

         Statements of Changes in Stockholder's Equity for the
              Years Ended December 31, 1998, 1997 and 1996                  10

         Statements of Cash Flows for the Years Ended
              December 31, 1998, 1997 and 1996                              11

         Notes to Financial Statements                                      12

         Financial Statement Schedules are omitted because they are not required, inapplicable, or the information is included in the financial statements or notes thereto.

                     ASSET BACKED SECURITIES CORPORATION
                                BALANCE SHEETS



                                                                    December 31,
                                                              1998                1997
                                                         --------------      --------------
                                                           (In thousands, except par value
                                                                   and share data)
Assets:
Cash                                                     $            1      $            1
Receivable from Credit Suisse First Boston
     Management Corporation                                          18                  18
                                                         --------------      --------------
          Total Assets                                   $           19      $           19
                                                         ==============      ==============
Liabilities and Stockholder's Equity:
Accrued expenses                                         $            -      $            -
                                                         --------------      --------------
          Total Liabilities                                           -                   -
                                                         --------------      --------------
Stockholder's Equity:
Common stock and paid in capital,
     $1 par value (authorized 10,000 shares;
     1,000 issued and outstanding)                                   19                  19
                                                         --------------      --------------
          Total Liabilities and  Stockholder's Equity    $           19      $           19
                                                         ==============      ==============








                 See Accompanying Notes to Financial Statements.

                     ASSET BACKED SECURITIES CORPORATION
                           STATEMENTS OF OPERATIONS


                                                 For the Year Ended December 31,
                                                    1998       1997      1996
                                                    ----       ----      ----
                                                          (in thousands)
Revenues:
     Commitment fee and miscellaneous income      $      -   $     -   $      -
                                                  --------   -------   --------
                                                         -         -          -
                                                  --------   -------   --------
Expenses:
     General and administrative expenses                 -         -          -
                                                  --------   -------   --------
                                                         -         -          -
                                                  --------   -------   --------
Income from operations before income tax                 -         -          -
Income tax                                               -         -          -
                                                  --------   -------   --------
Net income                                        $      -   $     -   $      -
                                                  ========   =======   ========



                     ASSET BACKED SECURITIES CORPORATION
                STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY

                                        For the Year Ended December 31,
                                          1998       1997       1996
                                          ----       ----       ----
                                                (in thousands)
Net income                               $     -    $     -   $       -
                                         --------   -------   ---------

Balance at beginning of year                  19         19       1,219
Dividends paid                                 -          -      (1,200)
                                         --------   -------   ---------
Balance at end of year                   $    19    $    19   $      19
                                         ========   =======   =========






                 See Accompanying Notes to Financial Statements.

                       ASSET BACKED SECURITIES CORPORATION
                            STATEMENTS OF CASH FLOWS


                                                           For the Year Ended December 31,
                                                            1998        1997        1996
                                                            ----        ----        ----
                                                                   (in thousands)
Cash Flows from Operating Activities:
     Net income                                          $       -   $       -   $        -
     Adjustments to reconcile netincome
          to cash provided by (used for)
          operating activities:
     (Increase) decrease in:
          Receivable from Credit Suisse First Boston
             Management Corporation                              -           -        1,200
                                                         ---------   ---------   ----------
     Net Cash provided by
            Operating Activities                                 -           -        1,200
                                                         ---------   ---------   ----------

Cash Flows from Financing Activities:
     Net proceeds from (payments for):
          Dividends paid                                         -           -       (1,200)
                                                         ---------   ---------   ----------
     Net Cash used for
          Financing Activities                                   -           -       (1,200)
                                                         ---------   ---------   ----------
     Net change in cash                                          -           -            -
     Cash at beginning of year                                   1           1            1
                                                         ---------   ---------   ----------
     Cash at end of year                                 $       1   $       1   $        1
                                                         =========   =========   ==========







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

      The Company utilizes FBSC to facilitate the settlement of all cash transactions and invests all excess cash with FBSC. Cash and the receivable from FSBC is available from FBSC on demand and does not earn interest. All gains and losses are recognized by FBSC on each transaction.

      Certain expenses are paid on behalf of the Company by Credit Suisse First Boston, Inc.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.

PART III

Item 10. Directors and Executive Officers of the Registrant

         The directors and executive officers of the Company are as follows:

        Name           Age             Title               Date Elected
        ----           ---             -----               ------------
Scott Ulm              40    President, Chief                05/15/98
                             Executive Officer
                                  and Director
Carlos Onis            44    Vice President                  07/16/90
Thomas A. DeGennaro    44    Director of Taxes               07/16/90
Rhonda G. Matty        40    Assistant Secretary             08/24/94
Zev Kindler            35    Treasurer                       11/10/98
Thomas M. Zingalli     40    Controller and Principal        08/05/94
                                  Accounting Officer

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

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a)   The following documents are filed as part of this report:

      (1)   Financial Statements:

            The Financial Statements and Notes to Financial Statements, appear on pages 9 through 13. The Report of Independent Auditors, KPMG LLP, pertaining to the 1998, 1997 and 1996 financial statements appear on page 8.

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

      (b)   Reports on Form 8-K

                      Items Reported                Financial Statements Filed          Date of Filing
                      --------------                --------------------------          --------------
Items 5&7.  Other Events and
            Financial Statements and Exhibits             Not Applicable                 October 1, 1998

Items 5&7.  Other Events and
            Monthly Statements and Exhibits               Not Applicable                November 5, 1998

Items 5&7.  Other Events and
            Financial Statements and Exhibits             Not Applicable                December 1, 1998

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K (continued)

         (b)   Reports on Form 8-K

                      Items Reported                Financial Statements Filed          Date of Filing
                      --------------                --------------------------          --------------
Items 5&7.  Other Events and
            Monthly Statements and Exhibits              Not Applicable                December 3, 1998

Items 5&7.  Other Events and
            Monthly Statements and Exhibits              Not Applicable                December 11, 1998

Items 5&7.  Other Events and
            Monthly Statements and Exhibits              Not Applicable                December 21, 1998

Items 5&7.  Other Events and
            Monthly Statements and Exhibits              Not Applicable                December 24, 1998

Items 5&7.  Other Events and
            Financial Statements and Exhibits            Not Applicable                December 31, 1998

         (c) Exhibits filed as part of this report are included in item 14 (a)(3) above.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 26th day of March, 1999.


                                  ASSET BACKED
                             SECURITIES CORPORATION


By:
    --------------------------------
      Scott Ulm
      President, Chief Executive
      Officer and Director



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 26, 1999.


By:                                        By:
    --------------------------------           --------------------------------
      Carlos Onis                                Rhonda G. Matty
      Vice President                             Assistant Secretary



By:                                        By:
    --------------------------------           --------------------------------
      Zev Kindler                                Thomas M. Zingalli
      Treasurer                                  Controller and Principal
                                                 Accounting Officer


By:
    --------------------------------
      Thomas A. DeGennaro
      Director of Taxes

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 26th day of March, 1999.


                                  ASSET BACKED
                             SECURITIES CORPORATION


By:   /s/ SCOTT ULM
    --------------------------------
      Scott Ulm
      President, Chief Executive
      Officer and Director



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 26, 1999.


By:   /s/ CARLOS ONIS                      By:   /s/ RHONDA G. MATTY
    --------------------------------           --------------------------------
      Carlos Onis                                Rhonda G. Matty
      Vice President                             Assistant Secretary



By:   /s/ ZEV KINDLER                      By:   /s/ THOMAS M. ZINGALLI
    --------------------------------           --------------------------------
      Zev Kindler                                Thomas M. Zingalli
      Treasurer                                  Controller and Principal
                                                 Accounting Officer


By:   /s/ THOMAS A. DEGENNARO
    --------------------------------
      Thomas A. DeGennaro
      Director of Taxes

                              INDEX TO EXHIBITS

Exhibit
Number                        Description of Exhibits                   Page
------                        -----------------------                   ----
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

                          Independent Auditors' Report



The Board of Directors
Asset Backed Securities Corporation:


We have audited the accompanying balance sheets of Asset Backed Securities Corporation as of December 31, 1998 and 1997, and the related statements of operations, changes in stockholder's equity, and cash flows for each of the years in the three-year period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Asset Backed Securities Corporation as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.



/s/ KPMG LLP



New York, New York
March 26, 1999

               Consent of Independent Certified Public Accountants



The Board of Directors
Asset Backed Securities Corporation:

We consent to incorporation by reference in the registration statement No. 33-17232 on Form S-3 of Asset Backed Securities Corporation of our report dated March 26, 1999 relating to the balance sheets of Asset Backed Securities Corporation as of December 31, 1998 and 1997, and the related statements of operations, changes in stockholder's equity, and cash flows for each of the years in the three-year period ended December 31, 1998, which report appears in the December 31, 1998 annual report on Form 10-K of Asset Backed Securities Corporation.



/s/ KPMG LLP



New York, New York
March 26, 1999