Form 10-Q
period 1999-03-31
ASSET BACKED SECURITIES CORP
filed 1999-05-11
CIK 797510

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549




                                    FORM 10-Q
                      -------------------------------------

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                        For Quarter Ended March 31, 1999
                         Commission File Number 33-17232


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

                          1,000 shares of common stock
                          outstanding as of May 7, 1999

                       ASSET BACKED SECURITIES CORPORATION
                                      INDEX



                                                                           Page
                                                                          Number
                                                                          ------
PART I        FINANCIAL INFORMATION

       Item   1.  Financial Statements

                  Statements of Financial Condition as of  March 31, 1999
                               and December 31, 1998                          3

                  Statements of Operations for the Three Months Ended
                               March 31, 1999 and 1998                        4

                  Statements of Cash Flows for the Three Months Ended
                               March 31, 1999 and 1998                        5

                  Notes to Financial Statements                               6

       Item   2.  Management's Discussion and Analysis of Financial
                               Condition and Results of Operations            7

PART II       OTHER INFORMATION

       Item   1.  Legal Proceedings                                           8

       Item   2.  Changes in Securities                                       8

       Item   3.  Defaults Upon Senior Securities                             8

       Item   4.  Submission of Matters to a Vote of Security Holders         8

       Item   5.  Other Information                                           8

       Item   6.  Exhibits and Reports on Form 8-K                            9

SIGNATURE                                                                    10

INDEX TO EXHIBITS                                                            11

                       ASSET BACKED SECURITIES CORPORATION
                        STATEMENTS OF FINANCIAL CONDITION


                                             March 31,      December 31,
                                               1999            1998
                                             ---------      ------------
                                            (unaudited)
                                 (in thousands, except par value and share data)
Assets:

Cash                                           $   1            $   1
Receivable from Credit Suisse
  First Boston Management
  Corporation                                     18               18
                                               -----            -----


            Total Assets                       $  19            $  19
                                               =====            =====


Liabilities and Stockholder's Equity:

Accrued expenses                               $  --            $  --
                                               -----            -----

            Total Liabilities                     --               --
                                               -----            -----

Stockholder's Equity:

Common stock and paid in capital,
$1 par value (authorized 10,000 shares;
1,000 issued and outstanding at
March 31, 1999 and December 31,1998)              19               19
                                               -----            -----

            Total Liabilities and
              Stockholder's Equity             $  19            $  19
                                               =====            =====

                 See Accompanying Notes to Financial Statements.

                       ASSET BACKED SECURITIES CORPORATION
                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                Three Months       Three Months
                                                   Ended               Ended
                                               March 31, 1999     March 31, 1998
                                               --------------     --------------
                                                         (in thousands)
Revenues:
     Commitment fee and miscellaneous income        $  --              $  --
                                                    -----              -----
                                                       --                ---
                                                    -----              -----
Expenses:
     General and administrative expenses               --                 --
                                                    -----              -----
                                                       --                 --
                                                    -----              -----

Income from operations before income tax
     expense                                           --                 --
                                                    -----              -----
Income tax expense                                     --                 --
                                                    -----              -----

Net income                                          $  --              $  --
                                                    =====              =====


                 See Accompanying Notes to Financial Statements.

                       ASSET BACKED SECURITIES CORPORATION
                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                Three Months       Three Months
                                                   Ended               Ended
                                               March 31, 1999     March 31, 1998
                                               --------------     --------------
                                                         (in thousands)
Cash Flows From Operating Activities:

Net income                                        $  --              $  --
Adjustments to reconcile net income
     to net cash provided by (used for)
     operating activities:                           --                 --
                                                  -----              -----
Net Cash Provided by Operating Activities            --                 --
                                                  -----              -----


Net increase in cash                                 --                 --
                                                  -----              -----
Cash at beginning of period                           1                  1
                                                  -----              -----
Cash at end of period                             $   1              $   1
                                                  =====              =====


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

      The foregoing financial statements are unaudited; however, in the opinion of management, all adjustments (comprising only normal recurring accruals) necessary for a fair presentation of the financial statements have been included. A summary of the significant accounting policies is set forth in
      Note 2 to the Company's December 31, 1998 Financial Statements contained in the Company's 1998 Form 10-K.

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

            Results of Operations

            For the three months ended March 31, 1999 and 1998, the Company had no transactions.

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

Item 6.     Exhibits and Reports on Form 8-K (continued)

            (b)   Reports on Form 8-K:

                      Items Reported             Financial Statements Filed         Date of Filing
                      --------------             --------------------------         --------------
Items 5&7.  Other Events and
            Financial Statements and Exhibits           Not Applicable              January 4, 1999

Items 2.    Acquisition or Disposition of Assets        Not Applicable              January 8, 1999

Items 5&7.  Other Events and
            Monthly Statements and Exhibits             Not Applicable              January 8, 1999

Items 5&7.  Other Events and
            Financial Statements and Exhibits           Not Applicable             January 11, 1999

Items 5&7.  Other Events and
            Financial Statements and Exhibits           Not Applicable             January 27, 1999

Items 5&7.  Other Events and
            Financial Statements and Exhibits           Not Applicable               March 18, 1999

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


Dated:  May 7, 1999

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


Dated:  May 7, 1999

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