Form 10-Q
period 1999-06-30
ASSET BACKED SECURITIES CORP
filed 1999-08-13
CIK 797510

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549




                                    FORM 10-Q
                      -------------------------------------

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                         For Quarter Ended June 30, 1999
                         Commission File Number 33-17232


                       ASSET BACKED SECURITIES CORPORATION
             (Exact name of registrant as specified in its charter)

         Delaware                                                13-3354848
----------------------------                                 -------------------
(State or other jurisdiction                                  (I.R.S. Employer
     of incorporation)                                       Identification No.)


11 Madison Avenue, New York, New York                               10010
----------------------------------------                     -------------------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code              212-325-1811
                                                             -------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes /X/   No / /

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                          1,000 shares of common stock
                        outstanding as of August 6, 1999

                       ASSET BACKED SECURITIES CORPORATION
                                      INDEX


                                                                           Page
                                                                          Number
                                                                          ------
PART I        FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Statements of Financial Condition as of  June 30, 1999
                    and December 31, 1998                                   3

                  Statements of Operations for the Six Months Ended
                    June 30, 1999 and 1998                                  4

                  Statements of Cash Flows for the Six Months Ended
                    June 30, 1999 and 1998                                  5

                  Notes to Financial Statements                             6

         Item 2.  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                     7

PART II       OTHER INFORMATION

         Item 1.  Legal Proceedings                                         8

         Item 2.  Changes in Securities                                     8

         Item 3.  Defaults Upon Senior Securities                           8

         Item 4.  Submission of Matters to a Vote of Security Holders       8

         Item 5.  Other Information                                         8

         Item 6.  Exhibits and Reports on Form 8-K                          9

SIGNATURE                                                                  10

INDEX TO EXHIBITS                                                          11

                       ASSET BACKED SECURITIES CORPORATION
                        STATEMENTS OF FINANCIAL CONDITION

                                                                        June 30,                   December 31,
                                                                          1999                         1998
                                                                      -------------               --------------
                                                                       (unaudited)
                                                                   (in thousands, except par value and share data)
ASSETS:

Cash                                                                  $           1               $            1
Receivable from Credit Suisse First Boston Management
  Corporation                                                                    18                           18
                                                                      -------------               --------------

              Total Assets                                            $          19               $           19
                                                                      =============               ==============


LIABILITIES AND STOCKHOLDER'S EQUITY:

Accrued expenses                                                      $           -               $            -
                                                                      -------------               --------------

              Total Liabilities                                                   -                            -
                                                                      -------------               --------------

Stockholder's Equity:

Common stock and paid in capital,
$1 par value (authorized 10,000 shares;
1,000 issued and outstanding at
June 30, 1999 and December 31,1998)                                              19                           19
                                                                      -------------               --------------

              Total Liabilities and Stockholder's Equity              $          19               $           19
                                                                      =============               ==============




                 See Accompanying Notes to Financial Statements

                       ASSET BACKED SECURITIES CORPORATION
                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                           Six Months           Six Months
                                                                              Ended                Ended
                                                                          June 30, 1999        June 30, 1998
                                                                         ---------------      ---------------
                                                                                   (in thousands)
Revenues:
     Commitment fee and miscellaneous income                             $             -      $             -
                                                                         ---------------      ---------------
                                                                                       -                    -
                                                                         ---------------      ---------------
Expenses:
     General and administrative expenses                                               -                    -
                                                                         ---------------      ---------------
                                                                                       -                    -
                                                                         ---------------      ---------------

Income from operations before income tax
     expense                                                                           -                    -
                                                                         ---------------      ---------------
Income tax expense                                                                     -                    -
                                                                         ---------------      ---------------

Net income                                                               $             -      $             -
                                                                         ===============      ===============





                 See Accompanying Notes to Financial Statements

                       ASSET BACKED SECURITIES CORPORATION
                            STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                                           Six Months           Six Months
                                                                              Ended                Ended
                                                                          June 30, 1999        June 30, 1998
                                                                         ---------------      ---------------
                                                                                   (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                               $             -      $             -
Adjustments to reconcile net income
      to net cash provided by (used for)
      operating activities:                                                            -                    -
                                                                         ---------------      ---------------
Net Cash Provided by Operating Activities                                              -                    -
                                                                         ---------------      ---------------


Net increase in cash                                                                   -                    -
                                                                         ---------------      ---------------
Cash at beginning of period                                                            1                    1
                                                                         ---------------      ---------------
Cash at end of period                                                    $             1      $             1
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

             RESULTS OF OPERATIONS

             For the six months ended June 30, 1999 and 1998, the Company generated no profit or loss.

             LIQUIDITY AND CAPITAL RESOURCES

             On March 25, 1999, Asset Backed Securities Corporation sold $124,400,000, aggregate principal amount, of asset backed obligations collateralized by a pool of non-prime retail automobile loans purchased from Triad Financial Corporation. The principal and interest on the asset backed obligations has been insured by Financial Security Assurance Inc. The retail automobile loans are secured by new and used automobiles and light-duty trucks and are serviced by Triad Financial Corporation. Asset Backed Securities Corporation purchased the retail automobile loans simultaneously with the issuance of the asset backed obligations. The Company utilizes FBSC to facilitate the settlement of all cash transactions and maintains all excess cash with FBSC. Such cash is available from FBSC on demand and does not earn interest.

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

         (b) REPORTS ON FORM 8-K:

         Items Reported                      Financial Statements Filed   Date of Filing
         --------------                      --------------------------   --------------
Items 5&7.  Other Events and
            Financial Statements and Exhibits      Not Applicable          April 9, 1999


                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       Asset Backed
                                       Securities Corporation



                                       By:         THOMAS M. ZINGALLI
                                           ----------------------------------
                                                   Thomas M. Zingalli
                                                Controller and Principal
                                                    Accounting Officer
                                               (Duly Authorized Officer and
                                               Principal Accounting Officer)


Dated:  August 6, 1999

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