Form 10-Q
period 1999-09-30
ASSET BACKED SECURITIES CORP
filed 1999-11-15
CIK 797510

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549




                                    FORM 10-Q
                      -------------------------------------

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                      For Quarter Ended September 30, 1999
                         Commission File Number 33-17232


                       ASSET BACKED SECURITIES CORPORATION
                       -----------------------------------
             (Exact name of registrant as specified in its charter)



          DELAWARE                                 13-3354848
--------------------------------         ------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
         incorporation)

11 MADISON AVENUE, NEW YORK, NEW YORK                 10010
---------------------------------------  ---------------------------
(Address of principal executive offices)            (Zip Code)

         212-325-1811
--------------------------------------------------
Registrant's telephone number, including area code

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

                          1,000 shares of common stock
                       outstanding as of November 8, 1999


                       ASSET BACKED SECURITIES CORPORATION
                                      INDEX


                                                                                                        Page
                                                                                                   NUMBER
PART I            FINANCIAL INFORMATION

         Item     1.  Financial Statements

                      Statements of Financial Condition as of September 30, 1999
                                   and December 31, 1998                                            3

                      Statements of Operations for the Nine Months Ended
                                   September 30, 1999 and 1998                                      4

                      Statements of Cash Flows for the Nine Months Ended
                                   September 30, 1999 and 1998                                      5

                      Notes to Financial Statements                                                 6

         Item     2.  Management's Discussion and Analysis of Financial
                                   Condition and Results of Operations                              7

PART II           OTHER INFORMATION

         Item     1.  Legal Proceedings                                                             8

         Item     2.  Changes in Securities                                                         8

         Item     3.  Defaults Upon Senior Securities                                               8

         Item     4.  Submission of Matters to a Vote of Security Holders                           8

         Item     5.  Other Information                                                             8

         Item     6.  Exhibits and Reports on Form 8-K                                              8

SIGNATURE                                                                                           9

INDEX TO EXHIBITS                                                                                  11


                     ASSET BACKED SECURITIES CORPORATION
                      STATEMENTS OF FINANCIAL CONDITION




                                                              September 30,    December 31,
                                                                 1999              1998
                                                             -------------    ------------
                                                              (unaudited)
                                                         (in thousands, except par value and share data)

Assets:

Cash                                                          $      1          $      1
Receivable from Credit Suisse First Boston
 Management  Corporation                                            18                18
                                                              --------          --------


          Total Assets                                        $     19          $     19
                                                              ========          ========


Liabilities and Stockholder's Equity:

          Total Liabilities                                   $     --          $     --
                                                              --------          --------

Stockholder's Equity:

Common stock and paid in capital,
$1 par value (authorized 10,000 shares;
1,000 issued and outstanding at
September 30, 1999 and December 31,1998)                            19                19
                                                              --------          --------

          Total Liabilities and Stockholder's Equity          $     19          $     19
                                                              ========          ========


                 See Accompanying Notes to Financial Statements.


                       ASSET BACKED SECURITIES CORPORATION
                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                     Nine Months       Nine Months
                                                       Ended              Ended
                                                September 30, 1999  September 30, 1998
                                                ------------------  -----------------
                                                            (in thousands)

Revenues:                                      $                -  $                -
                                                -----------------   -----------------
                                                                -                   -
                                                -----------------   -----------------
Expenses:                                                       -                   -
                                                -----------------   -----------------
                                                                -                   -
                                                -----------------   -----------------

Income from operations before income tax
     expense                                                    -                   -
                                                -----------------   -----------------
Income tax expense                                              -                   -
                                                -----------------   -----------------

Net income                                     $                -  $                -
                                                =================   =================


                 See Accompanying Notes to Financial Statements.


                       ASSET BACKED SECURITIES CORPORATION
                            STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                            Nine Months          Nine Months
                                               Ended                Ended
                                          September 30, 1999   September 30, 1998
                                          -----------------    ----------------
                                                     (in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                  $             -   $               -
Adjustments to reconcile net income
    to net cash provided by (used for)
    operating activities:                                 -                   -
                                            ---------------    ----------------
Net Cash Provided by Operating Activities                 -                   -
                                            ---------------    ----------------


Net increase in cash                                      -                   -
                                            ---------------    ----------------
Cash at beginning of period                               1                   1
                                            ---------------    ----------------
Cash at end of period                      $              1   $               1
                                            ===============    ================


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

             RESULTS OF OPERATIONS

             For the nine months ended September 30, 1999 and 1998, the Company generated no profit or loss.

             LIQUIDITY AND CAPITAL RESOURCES

             On March 25, 1999, Asset Backed Securities Corporation sold $127,400,000, aggregate principal amount, of asset backed obligations collateralized by a pool of non-prime retail automobile loans purchased from Triad Financial Corporation. The principal and interest on the asset backed obligations has been insured by Financial Security Assurance Inc. The retail automobile loans are secured by new and used automobiles and light-duty trucks and are serviced by Triad Financial Corporation. Asset Backed Securities Corporation purchased the retail automobile loans simultaneously with the issuance of the asset backed obligations.

             On July 21, 1999, Asset Backed Securities Corporation sold $929,115,465, aggregate principal amount, of asset backed obligations collateralized by a pool of sub-prime home equity loans purchased from Long Beach Mortgage Company and WMC Mortgage Corporation. It also created "NIMs" trusts on the same date pursuant to three deposit trust agreements and transferred certain retained interests in the loans to those trusts. The principal and interest on $873,250,000 of the asset backed obligations have been insured by MBIA Insurance Corporation. The home equity loans are secured by first lien deeds of trust or mortgages on one to four family residential properties and are serviced by Long Beach Mortgage Company. Asset Backed Securities Corporation purchased the home equity loans simultaneously with the issuance of the asset backed obligations.

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

                  (b) REPORTS ON FORM 8-K:


                              ITEMS REPORTED                        FINANCIAL STATEMENTS FILED          DATE OF FILING
                              --------------                        --------------------------          --------------
Items 5&7.       Other Events and
                 Financial Statements and Exhibits                      Not Applicable                    July 2, 1999


Items 5&7.       Other Events and
                      Financial Statements and Exhibits                 Not Applicable                   July 19, 1999


Items 5&7.       Other Events and
                      Financial Statements and Exhibits                 Not Applicable                   July 20, 1999


                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                Asset Backed
                                                Securities Corporation



                                                By:
                                                    ---------------------------
                                                        Thomas M. Zingalli
                                                     Controller and Principal
                                                        Accounting Officer
                                                   (Duly Authorized Officer and
                                                   Principal Accounting Officer)


Dated:  November 8, 1999

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                Asset Backed
                                                Securities Corporation



                                                By: THOMAS M. ZINGALLI
                                                    -------------------------
                                                        Thomas M. Zingalli
                                                     Controller and Principal
                                                        Accounting Officer
                                                   (Duly Authorized Officer and
                                                   Principal Accounting Officer)

Dated:  November 8, 1999


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