Form 10-K
ASSET BACKED SECURITIES CORP
filed 2003-03-31
CIK 797510

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
For the transition period from _____________  to ________

Commission file Number   333-86750

Asset Backed Securities Corporation
(Exact name of registrant as specified in its charter)

Delaware                            13-3354848
(State or other jurisdiction        (I.R.S. Employer
of incorporation or organization)    Identification No.)

11 Madison Avenue, Park Avenue Plaza
New York, New York                                         10010
(Address of Principal Executive Offices)           (Zip Code)

Registrant's telephone number, including area code:             (212) 325-2000

Asset Backed Securities Corporation
Mortgage-Backed Pass-Through Certificates Series 2002-HE3
(Title of each class of securities covered by this Form)

Securities registered pursuant to Section 12(b) of the Act:  NONE
Securities registered pursuant to Section 12(g) of the Act:  NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
        Yes             X - No *
          * The closing date for the transaction was October 25, 2002

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

        Below are the number of Noteholders or Certificateholders of record as of the end of the reporting year.

        Asset Backed Securities Corporation
        Mortgage-Backed Pass-Through Certificates
        Series 2002-HE3 Class I-A                1
        Series 2002-HE3 Class II-A               5
        Series 2002-HE3 Class I-AIO              1
        Series 2002-HE3 Class II-AIO             2
        Series 2002-HE3 Class II-M1              3
        Series 2002-HE3 Class M2                 3
        Series 2002-HE3 Class M3                 6
        Series 2002-HE3 Class M4                 1
        Series 2002-HE3 Class I-BIO              1
        Series 2002-HE3 Class II-BIO             1
        Series 2002-HE3 Class I-X                1
        Series 2002-HE3 Class II-X               1
        Series 2002-HE3 Class I-P                1
        Series 2002-HE3 Class II-P               1







































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


                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

        (a) 1.  Not Applicable
              2.  Not Applicable
              3.  Exhibits

                   99.1  Annual Statement as to Compliance.
                   99.2  Annual Independent Public
                            Accountant's Servicing Report.

        (b)   Reports on Form 8-K
        The registrant has filed Current Reports on Form 8-K with the Securities and Exchange Commission dated:
        November 15, 2002;  December 16, 2002



        (c)    See (a) 3 above

        (d)    Not Applicable



                      SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Asset Backed Securities Corporation
Mortgage-Backed Pass-Through Certificates Series 2002-HE3

        /s/	______Greg Richter______

        Name:	Greg Richter

        Title:	Vice President

        Asset Backed Securities Corporation


Date:  March 31, 2003


Sarbanes-Oxley Certification

I, ____Greg Richter___________________, certify that:

1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of Asset Backed Securities Corporation
Mortgage-Backed Pass-Through Certificates Series 2002-HE3

2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

3. Based on my knowledge, the distribution information required to be prepared by the trustee based upon the servicing information required to be provided by each servicer under the pooling and servicing agreement, for inclusion in these reports is included in these reports;

4. Based on my knowledge and upon the annual compliance statement included in the report and required to be delivered to the trustee in accordance with the terms of the pooling and servicing agreement, and except as disclosed in the reports, each servicer has fulfilled its obligations under the pooling and servicing agreement; and

5. The reports disclose all significant deficiencies relating to each servicer's compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage
Bankers or similar procedure, as set forth in the pooling and servicing agreement, that is included in these reports.




Date:                 ___March 28, 2003___________

Signature:        /s/ ___Greg Richter_____________

Company:              Asset Backed Securities Corporation

Title:                ___Vice President___________


                      EXHIBIT INDEX

        Exhibit Number Description

                 99.1 Annual Statement of Compliance
                 99.2 Report of Independent Accountants

     EXHIBIT 99.1 -- Annual Statement of Compliance


SERVICER CERTIFICATION
Re: Asset Backed Securities Corporation
Home Equity Loan Trust Series 2002-HE3
Asset Backed Pass- Through Certificates, Series 2002-HE3

I, Andrew J. Sciandra, a duly elected and acting officer of Long Beach Mortgage Company (the Servicer"), certify to the Depositor, the Trustee and each Person, if any, who "controls" the Depositor or the Trustee within the meaning of the Securities Act of 1933, as amended, and their respective officers and directors, with respect to the: calendar year immediately preceding the date of this Certificate (the "Relevant Year"), as follows:

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

Capitalized terms used but not defined herein have the meanings ascribed to them in the Pooling and Servicing Agreement, dated as of October 1, 2002 (the "Pooling and Servicing Agreement"), among Asset Backed Securities Corporation, as depositor (the "Depositor"), DLJ Mortgage Capital, Inc., as seller (the "Seller"), Fannie Mae, as guarantor (the "Guarantor"),
Long Beach Mortgage Company as servicer (the "Servicer") and U.S. Bank National Association, as trustee (the "Trustee").

LONG BEACH MORTGAGE COMPANY,
as Servicer
By:	\s\  Andrew J. Sciandra
Name: Andrew J. Sciandra
Title: Vice President
Date: March 20, 2003






       EXHIBIT 99.2 -- Report of Independent Auditors

Deloitte & Touche LLP
Suite 4500
700 Fifth Avenue
Seattle, Washington  98104-5044
Tel: (206) 202-1800
Fax:(2O6) 343-7809
www.deloitte.com
Deloitte
&Touche


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

Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a lega1 determination on the Company's compliance with the minimum servicing standards.

In our opinion, management's assertion that the Company complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2002, is fairly stated, in all material respects.

\s\ Deloitte & Touche LLP

February 18,2003


Deloitte
Touche
Tohmatsu